Form 10-K
period 1994-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1995-01-30
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-K



                  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended October 31, 1994


                                              OR


                [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from __________ to__________
                                          ----------
                                Commission File Number 33-50291
                                          ----------



               NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
                   NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL
                1994-A OWNER TRUST AND NAVISTAR FINANCIAL 1994-B OWNER TRUST
                    (Exact name of Registrant as specified in its charter)


            Delaware                                   51-0337491
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


           2850 West Golf Road
        Rolling Meadows, Illinois                                      60008
(Address of principal executive offices)                            (Zip Code)


       Registrant's telephone number, including area code 708-734-4275




       Securities registered pursuant to Section 12(b) of the Act:  None


       Securities registered pursuant to Section 12(g) of the Act:  None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                 PART I


Item 1.  Business

     The Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust and Navistar Financial 1994-B Owner Trust (the "Trusts") were formed pursuant to three separate Trust Agreements dated as of November 10, 1993, May 3, 1994 and August 3, 1994, respectively, among Navistar Financial Retail Receivables Corporation, as seller (the "Seller") and Chemical Bank Delaware, as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement No. 33-50291 and sold to the public in reliance on Rule 415 under the Securities Act of 1933. The Seller retained ownership of approximately 1% of the initial Certificate balance with the formation of each Trust.

     Pursuant to a Pooling and Servicing Agreement (the "Agreement") for each Trust, Navistar Financial Corporation acts as servicer (the "Servicer") and, in that capacity, manages, services, administers and makes collections on the Retail Notes. Navistar Financial Retail Receivables Corporation is a wholly-owned subsidiary of Navistar Financial Corporation. Each Agreement provides that collections shall be distributed to noteholders and certificateholders and otherwise used in accordance with the priorities set forth therein. Pursuant to each Agreement, the Seller established a reserve account as credit enhancement for each Trust. Amounts on deposit in each reserve account after payments to security holders and the Servicer are paid to the Seller to the extent that such amounts exceed a specified reserve account target balance. The specified reserve account target balance cannot, however, be less than a specified minimum of the initial aggregate receivables balance for each Trust. There is no cross collateralization between the Trusts.


Item 2.  Properties

     Not applicable.


Item 3.  Legal Proceedings

     The registrant knows of no material pending legal proceedings involving either the Retail Notes or the Trustee, or the Seller or Servicer in respect of the Trusts.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the period of this report to a vote of holders of the Certificates.
                                                 PART II



Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

     Not applicable.


Item 6.  Selected Financial Data

     Not applicable.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     As of October 31, 1994, the principal balances of the Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust and Navistar Financial 1994-B Owner Trust are $166.1 million, $219.1 million and $192.7 million, respectively. Reference is made to Exhibit 13, Annual Summary, for additional information regarding principal and interest payments in respect of the Notes and Certificates and information regarding servicing compensation and other fees paid by the Trusts during the fiscal year.

     As of October 31, 1994, the balances of the reserve account of the Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust and Navistar Financial 1994-B Owner Trust are $13.3 million, $14.5 million and $12.5 million, respectively.


Item 8.  Financial Statements and Supplementary Data

     Not applicable.


Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

     None.


                                                PART III


Item 10.  Directors and Executive Officers of the Registrant

     Not applicable.


Item 11.  Executive Compensation

     Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Not applicable.
                                                PART III


Item 13.  Certain Relationships and Related Transactions

     Not applicable.


                                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Exhibits

      3     Articles of Incorporation and By-Laws

     10     Material Contracts

            An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

     13(a)  -  Navistar Financial 1993-A Owner Trust

     13(b)  -  Navistar Financial 1994-A Owner Trust

     13(c)  -  Navistar Financial 1994-B Owner Trust

     13(d)  -  Report of Independent Certified Public Accountants

     (b)  Reports on Form 8-K:

     The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1994:

       (i)  Form 8-K dated November 11, 1993



                                               SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL 1994-A OWNER TRUST AND NAVISTAR FINANCIAL 1994-B OWNER TRUST
                     (Exact name of Registrant as specified in its charter)




By:   /s/PHYLLIS E. COCHRAN                                  January 30, 1995
         Phyllis E. Cochran
         Vice President and Controller

                                              EXHIBIT INDEX

                                                                                         Sequential
Exhibit No.      Exhibit                                                                   Page No.
     3           Articles of Incorporation and By-Laws                                         5

    10           Material Contracts                                                            6

    13(a)        Annual Summary
                   - Navistar Financial 1993-A Owner Trust                                     8

    13(b)        Annual Summary
                   - Navistar Financial 1994-A Owner Trust                                    11

    13(c)        Annual Summary
                   - Navistar Financial 1994-B Owner Trust                                    14

    13(d)        Report of Independent Certified Public
                   Accountants                                                                17