Form 10-K
period 1995-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1996-01-29
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K



         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended October 31, 1995


                                     OR


       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to__________
                                 ----------
                       Commission File Number 33-50291
                                 ----------


       NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
          NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL 1994-A OWNER TRUST, NAVISTAR FINANCIAL 1994-B OWNER TRUST,
                  NAVISTAR FINANCIAL 1994-C OWNER TRUST AND
                  NAVISTAR FINANCIAL 1995-A OWNER TRUST
           (Exact name of Registrant as specified in its charter)


            Delaware                             51-0337491
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


           2850 West Golf Road
        Rolling Meadows, Illinois                        60008
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code 847-734-4275




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


Item 1.  Business

    The Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust, Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner Trust and Navistar Financial 1995-A Owner Trust (the "Trusts") were formed pursuant to five separate Trust Agreements dated as of November 10, 1993, May 3, 1994, August 3, 1994, December 15, 1994 and May 25, 1995, respectively, among Navistar Financial Retail Receivables Corporation, as seller (the "Seller") and Chemical Bank Delaware, as owner trustee (the "Trustee").
Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-50291 and 33-55865 and sold to the public in reliance on Rule 415 under the Securities Act of 1933. The Seller retained ownership of approximately 1% of the initial Certificate balance with the formation of each Trust.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the period of this report to a vote of holders of the Certificates.

                                   PART II



Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

    Not applicable.


Item 6.  Selected Financial Data

    Not applicable.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    As of October 31, 1995, the principal balances of the Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust, Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner Trust and Navistar Financial 1995-A Owner Trust are $72.0 million, $127.3 million, $126.3 million, $219.3 million and $356.6 million, respectively. Reference is made to Exhibit 13, Annual Summary, for additional information regarding principal and interest payments in respect of the Notes and Certificates and information regarding servicing compensation and other fees paid by the Trusts during the fiscal year.

     As of October 31, 1995, the balances of the reserve account of the Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust, Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner Trust and Navistar Financial 1995-A Owner Trust are $6.7 million, $8.7 million, $8.2 million, $13.2 million and $21.4 million, respectively.

     At October 31, 1995, the remaining shelf registration available to Navistar Financial Retail Receivables Corporation ("NFRRC") for issuance of asset-backed securities was $1,430.0 million. On November 14, 1995, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000.0 million of asset-backed securities. Additionally, in November 1995, Navistar Financial Corporation sold $525.0 million of retail notes, net of unearned finance income, through NFRRC to a 1995-B Owner Trust which, in turn, sold $506.6 million of notes and $18.4 million of certificates to investors. A reserve account of $25.0 million was established with the 1995-B Owner Trust as credit enhancement.


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

    Not applicable.


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

    13(a)  - Navistar Financial 1993-A Owner Trust

    13(b)  - Navistar Financial 1994-A Owner Trust

    13(c)  - Navistar Financial 1994-B Owner Trust

    13(d)  - Navistar Financial 1994-C Owner Trust

    13(e)  - Navistar Financial 1995-A Owner Trust

    13(f)  - Report of Independent Certified Public Accountants

    27     - Financial Data Schedule

    (b)  Reports on Form 8-K:

    The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1995:

      (i)  Form 8-K dated August 15, 1995

     (ii)  Form 8-K dated September 15, 1995

    (iii)  Form 8-K dated October 16, 1995

                                 SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL 1994-A OWNER TRUST, NAVISTAR FINANCIAL 1994-B OWNER TRUST, NAVISTAR FINANCIAL 1994-C OWNER TRUST AND NAVISTAR FINANCIAL 1995-A OWNER TRUST
                   (Exact name of Registrant as specified in its charter)




By: /s/PHYLLIS E. COCHRAN                                  January 29, 1996
       Phyllis E. Cochran
       Vice President and Controller

                                EXHIBIT INDEX

                                                                 Sequential
Exhibit No. Exhibit                                              Page No.
    3       Articles of Incorporation and By-Laws                    6

   10       Material Contracts                                       7

   13(a)    Annual Summary
              - Navistar Financial 1993-A Owner Trust               10

   13(b)    Annual Summary
              - Navistar Financial 1994-A Owner Trust               13

   13(c)    Annual Summary
              - Navistar Financial 1994-B Owner Trust               16

   13(d)    Annual Summary
              - Navistar Financial 1994-C Owner Trust               19

   13(e)    Annual Summary
              - Navistar Financial 1995-A Owner Trust               22

   13(f)    Report of Independent Certified Public
              Accountants                                           25

   27       Financial Data Schedule

                                                                   Exhibit 3

              NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                    ARTICLES OF INCORPORATION AND BY-LAWS


    The following documents of Navistar Financial Retail Receivables Corporation are incorporated herein by reference:

    3.1 Restated Certificate of Incorporation of Navistar Financial Retail Receivables Corporation (as amended and in effect on June 5, 1995). Filed on Registration No. 33-50291.

    3.2 The By-Laws of Navistar Financial Retail Receivables Corporation. Filed on Registration No. 33-50291.

                                                                  Exhibit 10
              NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                             MATERIAL CONTRACTS

    The following material contracts of Navistar Financial Retail Receivables Corporation are incorporated herein by reference:


10.1 Purchase Agreement dated as of November 10, 1993 between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1993-A Owner Trust. Filed on Registration No. 33-50291.

10.2 Pooling and Servicing Agreement dated as of November 10, 1993 among Navistar Financial Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1993-A Owner Trust, as Issuer. Filed on Registration No. 33-50291.

10.3 Trust Agreement dated as of November 10, 1993 between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1993-A Owner Trust. Filed on Registration No. 33-50291.

10.4 Indenture dated as of November 10, 1993 between Navistar Financial 1993-A Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1993-A Owner Trust. Filed on Registration No. 33-50291.

10.5 Purchase Agreement dated as of May 3, 1994 between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1994-A Owner Trust. Filed on Registration No. 33-50291.

10.6 Pooling and Servicing Agreement dated as of May 3, 1994 among Navistar Financial Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1994-A Owner Trust, as Issuer. Filed on Registration No. 33-50291.

10.7 Trust Agreement dated as of May 3, 1994 between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1994-A Owner Trust. Filed on Registration No. 33-50291.

10.8 Indenture dated as of May 3, 1994 between Navistar Financial 1994-A Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1994-A Owner Trust. Filed on Registration No. 33-50291.

10.9 Purchase Agreement dated as of August 3, 1994 between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1994-B Owner Trust. Filed on Registration No. 33-50291.

10.10 Pooling and Servicing Agreement dated as of August 3, 1994 among Navistar Financial Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1994-B Owner Trust, as Issuer. Filed on Registration No. 33-50291.

              NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                             MATERIAL CONTRACTS


10.11 Trust Agreement dated as of August 3, 1994 between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1994-B Owner Trust. Filed on Registration No. 33-50291.

10.12 Indenture dated as of August 3, 1994 between Navistar Financial 1994-B Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1994-B Owner Trust. Filed on Registration No. 33-50291.

10.13 Purchase Agreement dated as of December 15, 1994 between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1994-C Owner Trust. Filed on Registration No. 33-55865.

10.14 Pooling and Servicing Agreement dated as of December 15, 1994 among Navistar Financial Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1994-C Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.15 Trust Agreement dated as of December 15, 1994 between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1994-C Owner Trust. Filed on Registration No. 33-55865.

10.16 Indenture dated as of December 15, 1994 between Navistar Financial 1994-C Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1994-C Owner Trust. Filed on Registration No. 33-55865.

10.17 Purchase Agreement dated as of May 25, 1995, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1995-A Owner Trust. Filed on Registration No. 33-55865.

10.18 Pooling and Servicing Agreement dated as of May 25, 1995, among the Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1995-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.19 Trust Agreement dated as of May 25, 1995, between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1995-A Owner Trust. Filed on Registration No. 33-55865.

10.20 Indenture dated as of May 25, 1995, between Navistar Financial 1995-A Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1995-A Owner Trust. Filed on Registration No. 33-55865.

10.21 Purchase Agreement dated as of November 1, 1995, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1995-B Owner Trust. Filed on Registration No. 33-55865.

              NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                             MATERIAL CONTRACTS

10.22 Pooling and Servicing Agreement dated as of November 1, 1995, among the Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1995-B Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.23 Trust Agreement dated as of November 1, 1995, between Navistar Financial Retail Receivables Corporation, as Seller, and Chemical Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1995-B Owner Trust. Filed on Registration No. 33-55865.

10.24 Indenture dated as of November 1, 1995, between Navistar Financial 1995-B Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1995-B Owner Trust. Filed on Registration No. 33-55865.