Form 10-K
period 1996-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1997-01-29
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 1996

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________ to__________

                         ----------

               Commission File Number 33-50291

                          ----------


NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
  NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL
   1994-A OWNER TRUST, NAVISTAR FINANCIAL 1994-B OWNER TRUST,
          NAVISTAR FINANCIAL 1994-C OWNER TRUST AND
            NAVISTAR FINANCIAL 1995-A OWNER TRUST,
          NAVISTAR FINANCIAL 1995-B OWNER TRUST, AND
             NAVISTAR FINANCIAL 1996-A OWNER TRUST
    (Exact name of Registrant as specified in its charter)

               Delaware                            51-0337491
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


            2850 West Golf Road
         Rolling Meadows, Illinois                    60008
    (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code (847) 734-4275

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X    No__

                            PART I


Item 1.  Business

     The Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust, Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner Trust, Navistar Financial 1995-A Owner Trust, Navistar Financial 1995-B Owner Trust and Navistar Financial 1996-A Owner Trust (the "Trusts") were formed pursuant to seven separate Trust Agreements dated as of November 10, 1993, May 3, 1994, August 3, 1994, December 15, 1994, May 25, 1995, November 1, 1995 and May 30, 1996,
respectively, among Navistar Financial Retail Receivables Corporation, as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-50291 and 33-55865 and sold to the public in reliance on Rule 415 under the Securities Act of 1933. The Seller retained ownership of approximately 1% of the initial Certificate balance with the formation of each Trust.

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

                            PART I


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


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


     As  of  October  31, 1996, balances in the Trusts  were  as follows:

                                                        Reserve
                                          Principal     Account
   Dollar amounts in millions
  Navistar Financial 1993-A Owner Trust     $20.7         $6.7

  Navistar Financial 1994-A Owner Trust     $57.5         $5.8

  Navistar Financial 1994-B Owner Trust     $68.7         $4.9

  Navistar Financial 1994-C Owner Trust    $127.6         $8.3

  Navistar Financial 1995-A Owner Trust    $217.5        $14.8

  Navistar Financial 1995-B Owner Trust    $342.9        $18.9

  Navistar Financial 1996-A Owner Trust    $395.2        $19.8

                            PART II


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (cont'd.)

     At October 31, 1996, the remaining shelf registration available to Navistar Financial Retail Receivables Corporation ("NFRRC") for issuance of asset-backed securities was $2,445.1 million. Additionally, in November 1996, Navistar Financial Corporation sold $486.5 million of retail notes, net of unearned finance income, through NFRRC to a 1996-B Owner Trust which, in turn, sold $454.9 million of notes and $31.6 million
of  certificates  to investors.   A reserve  account  of  $12.2
million was established with the 1996-B Owner Trust as credit enhancement.


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

   13(b)   - Navistar Financial 1994-A Owner Trust

   13(c)   - Navistar Financial 1994-B Owner Trust

   13(d)   - Navistar Financial 1994-C Owner Trust

   13(e)   - Navistar Financial 1995-A Owner Trust

   13(f)   - Navistar Financial 1995-B Owner Trust

   13(g)   - Navistar Financial 1996-A Owner Trust

   13(h)   - Report of Independent Certified Public Accountants


   (b)  Reports on Form 8-K:

     The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1996:

     (i) Form 8-K dated August 15, 1996

    (ii) Form 8-K dated September 16, 1996

   (iii) Form 8-K dated October 15, 1996

                          SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of NAVISTAR FINANCIAL 1993-A OWNER TRUST, NAVISTAR FINANCIAL 1994-A OWNER TRUST, NAVISTAR FINANCIAL 1994-B OWNER TRUST, NAVISTAR FINANCIAL 1994-C OWNER TRUST, NAVISTAR FINANCIAL 1995-A
               OWNER TRUST NAVISTAR FINANCIAL 1995-B OWNER TRUST
               AND NAVISTAR FINANCIAL 1996-A OWNER TRUST
               (Exact name of Registrant as specified in its charter)



By:  /s/ PHYLLIS E. COCHRAN                    January 29, 1997
         Phyllis E. Cochran
         Vice President and Controller

                        EXHIBIT INDEX

                                                         Sequential
  Exhibit No.            Exhibit Index                    Page No.

   3           Articles of Incorporation and By-Laws          7

  10           Material Contracts                             8

  13(a)        Annual Summary
                - Navistar Financial 1993-A Owner Trust      12

  13(b)        Annual Summary
                - Navistar Financial 1994-A Owner Trust      15

  13(c)        Annual Summary
                - Navistar Financial 1994-B Owner Trust      18

  13(d)        Annual Summary
                - Navistar Financial 1994-C Owner Trust      21

  13(e)        Annual Summary
                - Navistar Financial 1995-A Owner Trust      24

  13(f)        Annual Summary
                - Navistar Financial 1995-B Owner Trust      27

  13(g)        Annual Summary
                - Navistar Financial 1996-A Owner Trust      30

  13(h)        Report of Independent Certified Public
               Accountants                                   33