Form 10-K
period 1997-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1998-01-29
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-50291
                                   ----------

              NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on
                behalf of NAVISTAR FINANCIAL 1993-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-C OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                   NAVISTAR FINANCIAL 1996-B OWNER TRUST, AND
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)

             Delaware                                  51-0337491
--------------------------------------      ----------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


       2850 West Golf Road
    Rolling Meadows, Illinois                             60008
----------------------------------------     ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 734-4000

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


Item 1.  Business

      The Navistar Financial 1993-A Owner Trust, Navistar Financial 1994-A Owner Trust, Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner
Trust,  Navistar  Financial 1995-A Owner Trust,  Navistar Financial 1995-B Owner
Trust, Navistar Financial 1996-A Owner Trust, Navistar Financial 1996-B Owner Trust and Navistar Financial 1997-A Owner Trust (the "Trusts") were formed pursuant to nine separate Trust Agreements dated as of November 10, 1993; May 3, 1994; August 3, 1994; December 15, 1994; May 25, 1995; November 1, 1995; May 30,
1996; November 6, 1996 and May 7, 1997, respectively, among Navistar Financial Retail Receivables Corporation, as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-50291, 33-55865 and 33-64249 and sold to the public in reliance on Rule 415 under the Securities Act of 1933. The Seller retained ownership of approximately 1% of the initial Certificate balance with the formation of each Trust.

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

                                     PART I


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of holders of the Certificates during the period of this report.


                                     PART II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

      Not applicable.


Item 6.  Selected Financial Data

      Not applicable.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


      As of October 31, 1997, balances in the Trusts were as follows:


                                                                      Reserve
                                                   Principal          Account
     Dollar amounts in millions
     ---------------------------------------     -------------     ------------
     Navistar Financial 1993-A Owner Trust              $0.0             $0.0
     Navistar Financial 1994-A Owner Trust              $0.0             $0.0
     Navistar Financial 1994-B Owner Trust             $27.1             $4.3
     Navistar Financial 1994-C Owner Trust             $56.2             $6.6
     Navistar Financial 1995-A Owner Trust            $110.7             $8.9
     Navistar Financial 1995-B Owner Trust            $197.8            $11.0
     Navistar Financial 1996-A Owner Trust            $255.0            $12.7
     Navistar Financial 1996-B Owner Trust            $317.6             $9.7
     Navistar Financial 1997-A Owner Trust            $403.0            $21.2

Note: Balances include the effect of the November 1997 distribution in accordance with the Owner Trust Agreements.

                                     PART II


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (cont'd.)

      At October 31, 1997, the remaining shelf registration available to Navistar Financial Retail Receivables Corporation ("NFRRC") for issuance of asset-backed securities was $1,473.2 million. Additionally, in November 1997, Navistar Financial Corporation sold $500.0 million of retail notes, net of unearned finance income, through NFRRC to a 1997-B Owner Trust which in turn sold notes to investors. A reserve account of $26.2 million was established with the 1997-B Owner Trust as credit enhancement.

      During 1997, Navistar Financial 1993-A Owner Trust and Navistar Financial 1994-A Owner Trust were repurchased in February and November, respectively.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

       3         Articles of Incorporation and By-Laws

      10         Material Contracts

                 An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)      -   Navistar Financial 1993-A Owner Trust

      13(b)      -   Navistar Financial 1994-A Owner Trust

      13(c)      -   Navistar Financial 1994-B Owner Trust

      13(d)      -   Navistar Financial 1994-C Owner Trust

      13(e)      -   Navistar Financial 1995-A Owner Trust

      13(f)      -   Navistar Financial 1995-B Owner Trust

      13(g)      -   Navistar Financial 1996-A Owner Trust

      13(h)      -   Navistar Financial 1996-B Owner Trust

      13(i)      -   Navistar Financial 1997-A Owner Trust

      13(j)      -   Report of Independent Certified Public Accountants


      (b) Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1997:

        (i)      Form 8-K dated August 15, 1997

       (ii)      Form 8-K dated September 17, 1997

      (iii)      Form 8-K dated October 15, 1997

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
               on behalf of NAVISTAR FINANCIAL 1993-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-C OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                    NAVISTAR FINANCIAL 1996-B OWNER TRUST AND
                    AND NAVISTAR FINANCIAL 1997-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)







By: /s/ PHYLLIS E. COCHRAN                                     January 29, 1998
        Phyllis E. Cochran
        Vice President and Controller
        (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit No.           Exhibit                                         Page No.

    3          Articles of Incorporation and By-Laws                       7

   10          Material Contracts                                          8

   13(a)       Annual Summary
                  - Navistar Financial 1993-A Owner Trust                 12

   13(b)       Annual Summary
                  - Navistar Financial 1994-A Owner Trust                 15

   13(c)       Annual Summary
                  - Navistar Financial 1994-B Owner Trust                 18

   13(d)       Annual Summary
                  - Navistar Financial 1994-C Owner Trust                 21

   13(e)       Annual Summary
                  - Navistar Financial 1995-A Owner Trust                 24

   13(f)       Annual Summary
                  - Navistar Financial 1995-B Owner Trust                 27

   13(g)       Annual Summary
                  - Navistar Financial 1996-A Owner Trust                 30

   13(h)       Annual Summary
                  - Navistar Financial 1996-B Owner Trust                 34

   13(i)       Annual Summary
                  - Navistar Financial 1997-A Owner Trust                 38

   13(j)       Report of Independent Certified Public Accountants         41