Form 10-K
period 1998-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1999-01-28
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-50291
                                   ----------

         NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
                      NAVISTAR FINANCIAL 1994-B OWNER TRUST,
                      NAVISTAR FINANCIAL 1994-C OWNER TRUST,
                      NAVISTAR FINANCIAL 1995-A OWNER TRUST,
                      NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                      NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                      NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                      NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                    NAVISTAR FINANCIAL 1997-B OWNER TRUST AND
                      NAVISTAR FINANCIAL 1998-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)

                Delaware                                 51-0337491
------------------------------------------     -------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


          2850 West Golf Road
       Rolling Meadows, Illinois                           60008
------------------------------------------     -------------------------------
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


Item 1.  Business

     The Navistar Financial 1994-B Owner Trust, Navistar Financial 1994-C Owner Trust, Navistar Financial 1995-A Owner Trust, Navistar Financial 1995-B Owner
Trust,  Navistar  Financial 1996-A Owner Trust,  Navistar Financial 1996-B Owner
Trust, Navistar Financial 1997-A Owner Trust, Navistar Financial 1997-B Owner Trust and Navistar Financial 1998-A Owner Trust (the "Trusts") were formed pursuant to nine separate Trust Agreements dated as of August 3, 1994; December 15, 1994; May 25, 1995; November 1, 1995; May 30, 1996; November 6, 1996; May 7,
1997; November 5, 1997 and June 4, 1998, respectively, among Navistar Financial Retail Receivables Corporation, ("NFRRC"), as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-50291, 33-55865 and 33-64249 and sold to the public in reliance on Rule 415 under the Securities Act of 1933. The Seller retained ownership of approximately 1% of the initial Certificate balance with the formation of each Trust.

     NFRRC is a wholly-owned subsidiary of Navistar Financial Corporation. Pursuant to a Pooling and Servicing Agreement (the "Agreement") for each Trust, Navistar Financial Corporation acts as servicer (the "Servicer") and, in that capacity, manages, services, administers and makes collections on the Retail Notes. Each Agreement provides that collections shall be distributed to noteholders and certificateholders and otherwise used in accordance with the priorities set forth therein. Pursuant to each Agreement, the Seller established a reserve account as credit enhancement for each Trust. Amounts on deposit in each reserve account after payments to security holders and the Servicer are paid to the Seller to the extent that such amounts exceed a specified reserve account target balance. The specified reserve account target balance cannot, however, be less than a specified minimum of the initial aggregate receivables balance for each Trust. There is no cross collateralization between the Trusts.

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


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


      As of October 31, 1998, balances in the Trusts were as follows:

                                                                   Reserve
                                                Principal          Account
Dollar amounts in millions
----------------------------------------      -------------      ------------
Navistar Financial 1994-B Owner Trust              $0.0              $0.0
Navistar Financial 1994-C Owner Trust              $0.0              $0.0
Navistar Financial 1995-A Owner Trust             $39.7              $8.9
Navistar Financial 1995-B Owner Trust             $91.1             $11.0
Navistar Financial 1996-A Owner Trust            $138.9              $9.7
Navistar Financial 1996-B Owner Trust            $170.8              $9.7
Navistar Financial 1997-A Owner Trust            $240.9             $12.6
Navistar Financial 1997-B Owner Trust            $320.3             $16.8
Navistar Financial 1998-A Owner Trust            $416.4             $21.9

Note: Balances include the effect of the November 1998 distribution in accordance with the Owner Trust Agreements.

                                     PART II


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (cont'd.)

     On August 28, 1998, NFRRC filed a shelf registration with the Securities and Exchange Commission which provides for the issuance of an additional $2,500 million of asset-backed securities. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,972 million.

     During 1998, Navistar Financial 1994-B Owner Trust and Navistar Financial 1994-C Owner Trust were repurchased in March and June, respectively.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

       3     Articles of Incorporation and By-Laws

      10     Material Contracts

             An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)  -   Navistar Financial 1994-B Owner Trust

      13(b)  -   Navistar Financial 1994-C Owner Trust

      13(c)  -   Navistar Financial 1995-A Owner Trust

      13(d)  -   Navistar Financial 1995-B Owner Trust

      13(e)  -   Navistar Financial 1996-A Owner Trust

      13(f)  -   Navistar Financial 1996-B Owner Trust

      13(g)  -   Navistar Financial 1997-A Owner Trust

      13(h)  -   Navistar Financial 1997-B Owner Trust

      13(i)  -   Navistar Financial 1998-A Owner Trust

      13(j)  -   Report of Independent Certified Public Accountants


      (b) Reports on Form 8-K:

     The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1998:

        (i)      Form 8-K dated August 17, 1998

       (ii)      Form 8-K dated September 15, 1998

      (iii)      Form 8-K dated October 15, 1998

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
               on behalf of NAVISTAR FINANCIAL 1994-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1994-C OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                    NAVISTAR FINANCIAL 1997-B OWNER TRUST AND
                     NAVISTAR FINANCIAL 1998-A OWNER TRUST

             (Exact name of Registrant as specified in its charter)







By:   /s/ PHYLLIS E. COCHRAN                                January 28, 1999
          Phyllis E. Cochran
          Vice President and Controller
          (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                    Sequential
Exhibit No.   Exhibit                                                Page No.
    3         Articles of Incorporation and By-Laws                      7

   10         Material Contracts                                         8

   13(a)      Annual Summary
                  - Navistar Financial 1994-B Owner Trust               12

   13(b)      Annual Summary
                  - Navistar Financial 1994-C Owner Trust               15

   13(c)      Annual Summary
                  - Navistar Financial 1995-A Owner Trust               18

   13(d)      Annual Summary
                  - Navistar Financial 1995-B Owner Trust               21

   13(e)      Annual Summary
                  - Navistar Financial 1996-A Owner Trust               24

   13(f)      Annual Summary
                  - Navistar Financial 1996-B Owner Trust               28

   13(g)      Annual Summary
                  - Navistar Financial 1997-A Owner Trust               32

   13(h)      Annual Summary
                  - Navistar Financial 1997-B Owner Trust               35

   13(i)      Annual Summary
                  - Navistar Financial 1998-A Owner Trust               38

   13(j)      Report of Independent Certified Public Accountants        41