Form 10-K
period 1999-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 1999-12-23
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-50291
                                   ----------

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
                  on behalf of NAVISTAR FINANCIAL 1995-A OWNER
                  TRUST, NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                    NAVISTAR FINANCIAL 1998-A OWNER TRUST AND
                      NAVISTAR FINANCIAL 1999-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)

             Delaware                                  51-0337491
-----------------------------------------    ----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


         2850 West Golf Road
     Rolling Meadows, Illinois                          60008
-----------------------------------------    ---------------------------------
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


Item 1.  Business

      The Navistar Financial 1995-A Owner Trust, Navistar Financial 1995-B Owner Trust, Navistar Financial 1996-A Owner Trust, Navistar Financial 1996-B Owner
Trust, Navistar Financial 1997-A Owner Trust, Navistar Financial 1997-B Owner Trust, Navistar Financial 1998-A Owner Trust and Navistar Financial 1999-A Owner Trust (the "Trusts") were formed pursuant to eight separate Trust Agreements dated as of May 25, 1995; November 1, 1995; May 30, 1996; November 6, 1996; May 7, 1997; November 5, 1997; June 4, 1998 and June 3, 1999, respectively, among Navistar Financial Retail Receivables Corporation, ("NFRRC"), as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-55865, 33-64249 and 333-62445 and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

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


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


      As of October 31, 1999, balances in the Trusts were as follows:


                                                                       Reserve
                                                   Principal           Account
Dollar amounts in millions
-------------------------------------------------------------------------------

Navistar Financial 1995-A Owner Trust                 $0.0              $0.0
Navistar Financial 1995-B Owner Trust                 $0.0              $0.0
Navistar Financial 1996-A Owner Trust                $62.4              $9.7
Navistar Financial 1996-B Owner Trust                $79.1              $9.7
Navistar Financial 1997-A Owner Trust               $123.2             $10.5
Navistar Financial 1997-B Owner Trust               $186.7             $10.0
Navistar Financial 1998-A Owner Trust               $259.2             $13.6
Navistar Financial 1999-A Owner Trust               $605.4             $31.6


Note: Balances include the effect of the November 1999 distribution in accordance with the Owner Trust Agreements.

                                     PART II


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (cont'd.)

     As of October 31, 1999, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $2,257 million.

      During 1999, Navistar Financial 1995-A Owner Trust and Navistar Financial 1995-B Owner Trust were repurchased in February and October, respectively.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

       3         Articles of Incorporation and By-Laws

      10         Material Contracts

                 An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)      -   Navistar Financial 1995-A Owner Trust

      13(b)      -   Navistar Financial 1995-B Owner Trust

      13(c)      -   Navistar Financial 1996-A Owner Trust

      13(d)      -   Navistar Financial 1996-B Owner Trust

      13(e)      -   Navistar Financial 1997-A Owner Trust

      13(f)      -   Navistar Financial 1997-B Owner Trust

      13(g)      -   Navistar Financial 1998-A Owner Trust

      13(h)      -   Navistar Financial 1999-A Owner Trust


      (b) Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1999:

        (i)      Form 8-K dated August 16, 1999

       (ii)      Form 8-K dated September 15, 1999

      (iii)      Form 8-K dated October 15, 1999

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
               on behalf of NAVISTAR FINANCIAL 1995-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1995-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                    NAVISTAR FINANCIAL 1998-A OWNER TRUST AND
                      NAVISTAR FINANCIAL 1999-A OWNER TRUST

             (Exact name of Registrant as specified in its charter)







By:    /s/ PHYLLIS E. COCHRAN                             December 23, 1999
          ---------------------------------
           Phyllis E. Cochran
           Vice President and Controller
           (Principal Accounting Officer)

                                  EXHIBIT INDEX

                                                                     Sequential
Exhibit No.    Exhibit                                                Page No.

        3      Articles of Incorporation and By-Laws                        7

       10      Material Contracts                                           8

       13(a)   Annual Summary
                  - Navistar Financial 1995-A Owner Trust                  12

       13(b)   Annual Summary
                  - Navistar Financial 1995-B Owner Trust                  15

       13(c)   Annual Summary
                  - Navistar Financial 1996-A Owner Trust                  18

       13(d)   Annual Summary
                  - Navistar Financial 1996-B Owner Trust                  22

       13(e)   Annual Summary
                  - Navistar Financial 1997-A Owner Trust                  26

       13(f)   Annual Summary
                  - Navistar Financial 1997-B Owner Trust                  29

       13(g)   Annual Summary
                  - Navistar Financial 1998-A Owner Trust                  32

       13(h)   Annual Summary
                  - Navistar Financial 1999-A Owner Trust                  35