Form 10-K
period 2000-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 2001-01-26
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-50291
                                   ----------

         NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
                     NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                    NAVISTAR FINANCIAL 1999-A OWNER TRUST AND
                     NAVISTAR FINANCIAL 2000-A OWNER TRUST,
             (Exact name of Registrant as specified in its charter)

               Delaware                               51-0337491
 ------------------------------------    ------------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


          2850 West Golf Road

       Rolling Meadows, Illinois                        60008
 ------------------------------------    ------------------------------------
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


Item 1.  Business

      The Navistar Financial 1996-A Owner Trust, Navistar Financial 1996-B Owner Trust, Navistar Financial 1997-A Owner Trust, Navistar Financial 1997-B Owner
Trust, Navistar Financial 1998-A Owner Trust, Navistar Financial 1999-A Owner Trust and Navistar Financial 2000-A Owner Trust (the "Trusts") were formed pursuant to seven separate Trust Agreements dated as of May 30, 1996; November 6, 1996; May 7, 1997; November 5, 1997; June 4, 1998; June 3, 1999 and March 9,
2000, respectively, among Navistar Financial Retail Receivables Corporation, ("NFRRC"), as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-55865, 33-64249 and 333-62445 and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  As of October 31, 2000, balances in the Trusts were as follows:

                                                                  Reserve
                                                 Principal        Account

   Dollar amounts in millions
   --------------------------------------      -------------     ---------

   Navistar Financial 1996-A Owner Trust            $0.0             $0.0
   Navistar Financial 1996-B Owner Trust           $27.4             $9.7
   Navistar Financial 1997-A Owner Trust           $46.1            $10.2
   Navistar Financial 1997-B Owner Trust           $91.2            $10.0
   Navistar Financial 1998-A Owner Trust          $150.0            $10.0
   Navistar Financial 1999-A Owner Trust          $402.7            $21.1
   Navistar Financial 2000-A Owner Trust          $384.9            $20.2



Note: Balances include the effect of the November 2000 distribution in accordance with the Owner Trust Agreements.

                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

      As of October 31, 2000, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $1,783 million.

      In August 2000, Navistar Financial 1996-A Owner Trust was repurchased.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)  Exhibits

       3         Articles of Incorporation and By-Laws

      10         Material Contracts

                 An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)      -   Navistar Financial 1996-A Owner Trust

      13(b)      -   Navistar Financial 1996-B Owner Trust

      13(c)      -   Navistar Financial 1997-A Owner Trust

      13(d)      -   Navistar Financial 1997-B Owner Trust

      13(e)      -   Navistar Financial 1998-A Owner Trust

      13(f)      -   Navistar Financial 1999-A Owner Trust

      13(g)      -   Navistar Financial 2000-A Owner Trust

 (b)  Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2000:

        (i)      Form 8-K dated August 15, 2000

       (ii)      Form 8-K dated September 15, 2000

      (iii)      Form 8-K dated October 15, 2000

       (iv)      Form 8-K dated October 17, 2000

        (v)      Form 8-K dated October 23, 2000

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
               on behalf of NAVISTAR FINANCIAL 1996-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                    NAVISTAR FINANCIAL 1999-A OWNER TRUST AND
                      NAVISTAR FINANCIAL 2000-A OWNER TRUST
             (Exact name of Registrant as specified in its charter)






By:    /s/ __________________________                       January 26, 2000
           Ronald D. Markle
           Vice President and Controller
           (Principal Accounting Officer)

                                  EXHIBIT INDEX


                                                                  Sequential
Exhibit No.     Exhibit                                             Page No.

    3       Articles of Incorporation and By-Laws                      7

   10       Material Contracts                                         8

   13(a)    Annual Summary

                  - Navistar Financial 1996-A Owner Trust             12

   13(b)    Annual Summary

                  - Navistar Financial 1996-B Owner Trust             15

   13(c)    Annual Summary

                  - Navistar Financial 1997-A Owner Trust             18

   13(d)    Annual Summary

                  - Navistar Financial 1997-B Owner Trust             21

   13(e)    Annual Summary

                  - Navistar Financial 1998-A Owner Trust             24

   13(f)    Annual Summary

                  - Navistar Financial 1999-A Owner Trust             28

   13(g)    Annual Summary

                  - Navistar Financial 2000-A Owner Trust             32

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

                                                                      Exhibit 10

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                               MATERIAL CONTRACTS


      The following material contracts of Navistar Financial Retail Receivables Corporation are incorporated herein by reference:

10.1 Purchase Agreement dated as of May 30, 1996, between Navistar Financial Corporation and Navistar Financial Receivables Corporation, as Purchaser, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

10.2 Pooling and Servicing Agreement dated as of May 30, 1996, among Navistar Financial Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1996-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.3 Trust Agreement dated as of May 30, 1996, between Navistar Financial Retail Receivables Corporation, as Seller, and The Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as Owner Trustee, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

10.4 Indenture dated as of May 30, 1996, between Navistar Financial 1996-A Owner Trust and the Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1996-A Owner Trust. Filed on Registration No. 33-55865.

10.5 Purchase Agreement dated as of November 6, 1996, between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.6 Pooling and Servicing Agreement dated as of November 6, 1996, among the Corporation, as servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1996-B Owner Trust, as issuer. Filed on Registration No. 33-55865.

10.7 Trust Agreement dated as of November 6, 1996, between Navistar Financial Retail Receivables Corporation, as Seller, and The Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as Owner Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.8 Indenture dated as of November 6, 1996, between Navistar Financial 1996-B Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.9 Purchase  Agreement  dated as of May 7, 1997,  between the  Corporation and
     Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                               MATERIAL CONTRACTS

10.10Pooling  and  Servicing  Agreement  dated  as of May  7,  1997,  among  the
     Corporation, as Servicer, Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.11Trust Agreement dated as of May 7, 1997,  between Navistar Financial Retail
     Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

10.12Indenture dated as of May 7, 1997,  between Navistar Financial 1997-A Owner
     Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

10.13Purchase Agreement dated as of November 5, 1997, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.14Pooling and  Servicing  Agreement  dated as of November 5, 1997,  among the
     Corporation, as Servicer, Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.15Trust Agreement dated as of November 5, 1997,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as owner Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.16Indenture dated as of November 5, 1997,  between Navistar  Financial 1997-B
     Owner Trust and the Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.17Purchase Agreement dated as of June 4, 1998, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.18Pooling  and  Servicing  Agreement  dated  as of June 4,  1998,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.19Trust  Agreement  dated  as of June 4,  1998,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

10.20Indenture  dated as of June 4,  1998,  between  Navistar  Financial  1998-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                               MATERIAL CONTRACTS


10.21Purchase Agreement dated as of June 3, 1999, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.22Pooling  and  Servicing  Agreement  dated  as of June 3,  1999,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.23Trust  Agreement  dated  as of June 3,  1999,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

10.24Indenture  dated as of June 3,  1999,  between  Navistar  Financial  1999-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

10.25Purchase Agreement dated as of March 9, 2000, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.26Pooling  and  Servicing  Agreement  dated as of March 9,  2000,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.27Trust  Agreement  dated as of March 9,  2000,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

10.28Indenture  dated as of March 9, 2000,  between  Navistar  Financial  2000-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

                                                                   Exhibit 13(a)
                                                                     Page 1 of 4

                                 ANNUAL SUMMARY

Navistar Financial 1996-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

Cut-off Date                                                            04/30/96
Original Pool Amount                                             $459,943,869.53

Beginning Pool Balance as of 11/1/99                              $62,381,506.88
Beginning Pool Factor as of 11/1/99                                    0.1356285

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $38,337,054.29
  Interest Collected                                               $2,982,103.14

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Final Purchase of Receivables                                   $24,627,599.97
  Liquidation Proceeds/Recoveries                                    $590,454.58
Total Additional Deposits                                         $25,218,054.55

Repos/Chargeoffs                                                     $394,710.02
Aggregate Number of Notes Charged Off                                        671

Total Available Funds                                             $65,559,354.58

Ending Pool Balance as of 10/31/00                                         $0.00
Ending Pool Factor as of 10/31/00                                      0.0000000

Servicing Fee                                                        $366,664.31

Repayment of Servicer Advances                                       $977,857.40

Reserve Account:
  Beginning Balance as of 11/1/99                                  $9,658,821.26
  Investment Income Earned during the year                           $464,941.06
  Target Percentage                                                          N/A
  Target Balance as of 10/31/00                                              N/A
  Minimum Balance (2% of Initial Balance)                                    N/A
  Transfer from/(to) Collections Account                             $475,543.94
  (Release)/Deposit - Includes Investment Income                ($10,599,306.26)
    Ending Balance as of 10/31/00                                          $0.00


Delinquencies as of 10/31/00:            Dollars             Notes
Installments:
    1-30 days                              0.00                0
   31-60 days                              0.00                0
     60+ days                              0.00                0

    Total                                  0.00                0

  Balances: 60+ days                       0.00                0

                                                                   Exhibit 13(a)
                                                                     Page 2 of 4
Navistar Financial 1996-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

                                                                          -----------NOTES-----------
                                                     TOTAL                CLASS A-1          CLASS A-2                 CERTIFICATES
CERTIFICATES
Original Pool Amount Distributions:                 $459,943,869.53        $92,000,000.00       $347,245,000.00       $20,698,869.53

Distribution Percentage

  Following A-1 Payoff                                                              0.00%                95.50%                4.50%
Coupon                                                                             5.250%                6.350%               6.500%

Beginning Pool Balance                               $62,381,506.88
Ending Pool Balance                                           $0.00
Collected Principal                                  $61,986,796.86
Collected Interest                                    $2,982,103.14
Charge-Offs                                             $394,710.02
Liquidation Proceeds/Recoveries                         $590,454.58
Servicing                                               $366,664.31
Transfers to Collection Account                         $150,195.53

  Total Collections Available

    for Debt Service                                 $65,342,885.80

Beginning Balance as of 11/1/99                      $62,381,506.88                 $0.00        $55,697,510.86        $6,683,996.02

Interest Due                                          $2,335,639.45                 $0.00         $2,018,395.29          $317,244.16
Interest Paid                                         $2,335,639.45                 $0.00         $2,018,395.29          $317,244.16
Principal Due                                        $62,381,506.88                 $0.00        $55,697,510.86        $6,683,996.02
Principal Paid                                       $62,381,506.88                 $0.00        $55,697,510.86        $6,683,996.02

Ending Balance as of 10/31/00                                 $0.00                 $0.00                 $0.00                $0.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                       0.0000000000          0.0000000000         0.0000000000

Total Distributions                                  $64,717,146.33                 $0.00        $57,715,906.15        $7,001,240.18

Interest Shortfall                                            $0.00                 $0.00                 $0.00                $0.00
Principal Shortfall                                           $0.00                 $0.00                 $0.00                $0.00
 Total Shortfall (required from Reserve)                      $0.00                 $0.00                 $0.00                $0.00

Excess Servicing                                         $625,739.47

Beginning Reserve Account Balance                     $9,658,821.26
Investment Income Earned during the period              $464,941.06
Transfer from/(to) collections Account                  $475,543.94
(Release)/Draw
 - Includes Investment Income                       ($10,599,306.26)
Ending Reserve Account Balance                                $0.00

   Note: Ending principal balance includes the effect of the final distribution.

                                                                   Exhibit 13(a)
                                                                     Page 3 of 4




Navistar Financial 1996-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

               The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

      November 1999          (1.6957)%             April  2000         (0.2900)%
      December 1999          (0.9857)%             May    2000         (0.5324)%
      January  2000          (1.2502)%             June   2000         (0.3271)%
      February 2000          (0.9668)%             July   2000         (0.1120)%
      March    2000          (0.5904)%             August 2000          0.1774 %



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.


The delinquency percentage is calculated as follows:

          The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

                    The three month rolling averages reported at each Distribution Date are as follows:
      November 1999          0.70019%              April  2000          1.76164%
      December 1999          0.70484%              May    2000          1.65157%
      January  2000          0.93657%              June   2000          2.23290%
      February 2000          1.34197%              July   2000          2.92225%
      March    2000          1.64170%              August 2000          3.60110%

                                                                   Exhibit 13(a)
                                                                     Page 4 of 4

Navistar Financial 1996-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000



At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the Aggregate Losses minus Liquidation Proceeds for each of the latest six consecutive Monthly Periods ended prior to such Distribution Date, and the denominator of which is the sum of the Remaining Gross Balances of all outstanding Receivables as of the last day of each of the latest six consecutive Monthly Periods ended prior to such Distribution Date.

               The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

      November 1999        (1.7055)%              April  2000          (0.8333)%
      December 1999        (1.7347)%              May    2000          (0.6931)%
      January  2000        (1.9095)%              June   2000          (0.6286)%
      February 2000        (1.6478)%              July   2000          (0.5133)%
      March    2000        (1.0058)%              August 2000           0.3824 %

                                                                   Exhibit 13(b)
                                                                     Page 1 of 4

                                 ANNUAL SUMMARY


Navistar Financial 1996-B Owner Trust
For the Months of November 1999 to October 2000
Fiscal Year 2000

Cut-off Date                                                            10/01/96
Original Pool Amount at Cut-off Date                             $486,507,362.75

Beginning Pool Balance as of 11/1/99                              $79,055,684.41
Beginning Pool Factor as of 11/1/99                                    0.1624964

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $52,821,642.76
  Interest Collected                                               $4,903,405.29

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                    $991,303.16
Total Additional Deposits                                            $991,303.16

Repos/Chargeoffs                                                     $789,474.77
Aggregate Number of Notes Charged Off                                        913

Total Available Funds                                             $56,716,220.67

Ending Pool Balance as of 10/31/00                                $27,444,697.42
Ending Pool Factor as of 10/31/00                                      0.0564117

Servicing Fee                                                        $527,053.70

Repayment of Servicer Advances                                     $2,000,130.54

Reserve Account:
  Beginning Balance as of 11/1/99                                  $9,730,147.26
  Investment Income Earned during the Year                           $569,520.01
  Target Percentage                                                        10.0%
  Target Balance as if 10/31/00                                    $2,744,469.74
  Minimum Balance (2% of Initial Balance)                          $9,730,147.26
  Transfer from/(to) Collections Account                           $1,179,141.47
  (Release)/Deposit -Includes Investment Income                  ($1,748,661.48)
    Ending Balance as of 10/31/00                                  $9,730,147.26

Delinquencies as of 10/31/00:        Dollars               Notes
Installments:
    1-30 days                        611,769.62              413
   31-60 days                        211,980.27              121
     60+ days                        132,455.06               47

    Total                            956,204.95              436

Balances: 60+ days                   611,024.36               47

                                                                   Exhibit 13(b)
                                                                     Page 2 of 4
Navistar Financial 1996-B Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

                                                                             NOTES
                                                                                                           CLASS B         CLASS C
                                           TOTAL          CLASS A-1       CLASS A-2      CLASS A-3      CERTIFICATES    CERTIFICATES

Original Pool Amount Distributions:    $486,507,362.75 $106,500,000.00 $111,900,000.00 $236,500,000.00 $17,028,000.00 $14,579,362.75
 Distribution Percentage                                          0.00%           0.00%          93.50%          3.50%         3.00%
 Coupon                                                          5.490%          5.930%          6.330%         6.500%        7.450%


Beginning Pool Balance                   $79,055,684.41
Ending Pool Balance                      $27,444,697.42

Collected Principal                      $50,821,512.22
Collected Interest                        $4,903,405.29
Charge-Offs                                 $789,474.77
Liquidation Proceeds/Recoveries             $991,303.16
Servicing                                   $527,053.70
Cash Transfer from Reserve Acct              $39,064.27
  Total Collections Available
    for Debt Service                     $56,228,231.24

Beginning Balance as of 11/1/99          $79,055,684.41          $0.00           $0.00   $67,010,180.75  $6,494,681.11 $5,550,822.55

Interest Due                              $3,399,038.51          $0.00           $0.00    $2,682,187.88    $362,207.30   $354,643.33
Interest Paid                             $3,399,038.51          $0.00           $0.00    $2,682,187.88    $362,207.30   $354,643.33
Principal Due                            $51,610,986.99          $0.00           $0.00   $48,256,272.83  $1,806,384.54 $1,548,329.62
Principal Paid                           $51,610,986.99          $0.00           $0.00   $48,256,272.83  $1,806,384.54 $1,548,329.62

Ending Balance as of 10/31/00            $27,444,697.42          $0.00           $0.00   $18,753,907.92  $4,688,296.57 $4,002,492.93
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                            0.00            0.00     0.0793000000   0.2753000000  0.2745000000

Total Distributions                      $55,010,025.50          $0.00           $0.00   $50,938,460.71  $2,168,591.84 $1,902,972.95

Interest Shortfall                                               $0.00           $0.00            $0.00          $0.00         $0.00
Principal Shortfall                                              $0.00           $0.00            $0.00          $0.00         $0.00
 Total Shortfall (required from Reserve)                         $0.00           $0.00            $0.00          $0.00         $0.00
Excess Servicing                          $1,218,205.74

Beginning Reserve Account Balance         $9,730,147.26
Investment Income Earned during the
   year                                     $569,520.01
Transfer from/(to) collections Account    $1,179,141.47
(Release)/Draw
   -Includes Investment Income           ($1,748,661.48)

Ending Reserve Account Balance            $9,730,147.26

Note: Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(b)
                                                                     Page 3 of 4




Navistar Financial 1996-B Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

             The  annualized  loss  (recovery)   percentages  reported  at  each
Distribution Date are as follows:

       November 1999       (1.4920)%             May       2000         0.3192 %
       December 1999       (0.6258)%             June      2000         0.7483 %
       January  2000       (0.9055)%             July      2000         1.4907 %
       February 2000       (0.5227)%             August    2000         0.9431 %
       March    2000        0.0304 %             September 2000         0.8124 %
       April    2000       (0.3643)%             October   2000        (0.6500)%



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

          The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

             The three month rolling averages reported at each Distribution Date are as follows:

       November 1999        0.90955%                May       2000      2.22903%
       December 1999        0.94065%                June      2000      2.84841%
       January  2000        1.27268%                July      2000      3.13449%
       February 2000        1.60708%                August    2000      3.19353%
       March    2000        1.92411%                September 2000      2.56090%
       April    2000        2.16624%                October   2000      2.08619%

                                                                   Exhibit 13(b)
                                                                     Page 4 of 4

Navistar Financial 1996-B Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000



At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the Aggregate Losses minus Liquidation Proceeds for each of the latest six consecutive Monthly Periods ended prior to such Distribution Date, and the denominator of which is the sum of the Remaining Gross Balances of all outstanding Receivables as of the last day of each of the latest six consecutive Monthly Periods ended prior to such Distribution Date.

               The  annualized  loss  (recovery)  percentages  reported  at each
Distribution Date are as follows:
      November 1999       (2.1607)%               May       2000        0.0741 %
      December 1999       (2.1662)%               June      2000        0.9404 %
      January  2000       (1.6099)%               July      2000        0.9618 %
      February 2000       (1.5759)%               August    2000        1.0368 %
      March    2000       (0.8811)%               September 2000        0.9359 %
      April    2000       (0.6720)%               October   2000        0.0992 %

                                                                   Exhibit 13(c)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1997-A Owner Trust
For the Months of November 1999 to October 2000
Fiscal Year 2000

Cut-off Date                                                            04/01/97
Original Pool Amount at Cut-off Date                             $411,613,980.45
Cut-off Date                                                            05/01/97
Original Pool Amount at Cut-off Date                              $76,128,743.83
Cut-off Date                                                            05/17/97
Original Pool Amount at Cut-off Date                              $12,254,010.44

Beginning Pool Balance as of 11/1/99                             $123,175,690.40
Beginning Pool Factor as of 11/1/99                                    0.2525423

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $72,145,066.02
  Interest Collected                                               $8,042,609.91

Additional Deposits:
  Repurchase Amounts                                                      $ 0.00
  Liquidation Proceeds/Recoveries                                  $3,980,472.60
Total Additional Deposits                                          $3,980,472.60

Repos/Chargeoffs                                                   $5,382,092.32
Aggregate Number of Notes Charged Off                                      1,936

Total Available Funds                                             $83,728,561.23

Ending Pool Balance as of 10/31/00                                $46,088,119.36
Ending Pool Factor as of 10/31/00                                      0.0944927

Servicing Fee                                                        $843,595.89

Repayment of Servicer Advances                                       $439,587.30

Reserve Account:
  Beginning Balance as of 11/1/99                                 $10,499,931.43
  Investment Income Earned during the Year                           $575,754.39
  Target Percentage                                                       10.00%
  Target Balance as of 10/31/00                                    $4,608,811.94
  Minimum Balance (2% of Initial Balance)                         $10,499,931.43
  Transfer from/(to) Collections Account                              $68,122.16
  (Release)/Deposit - Includes Investment Income                   ($976,217.53)
    Ending Balance as of 10/31/00                                 $10,167,590.45

Delinquencies as of 10/31/00:        Dollars               Notes
Installments:
    1-30 days                        838,370.79              566
   31-60 days                        285,759.72              169
     60+ days                        231,594.51               72

    Total                          1,355,725.02              584

Balances: 60+ days                 1,170,053.62               72

                                                                   Exhibit 13(c)
                                                                     Page 2 of 3



Navistar Financial 1997-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

                                                                    ----------------------NOTES------------------

                                                      TOTAL        CLASS A-1           CLASS A-2         CLASS A-3    CLASS B NOTES
Original Pool Amount Distributions:         $500,000,000.00   $85,000,000.00     $221,500,000.00   $176,500,000.00   $17,500,000.00

 Distribution Percentages                                             0.000%               0.00%           100.00%            0.00%
 Coupon                                                               5.841%              6.350%            6.750%           6.950%

Beginning Pool Balance                      $123,175,690.76
Ending Pool Balance                          $46,088,119.36

Collected Principal                          $71,705,478.72
Collected Interest                            $8,042,609.91
Charge-Offs                                   $5,382,092.32
Liquidation Proceeds/Recoveries               $3,980,472.60
Servicing                                       $843,595.89
Cash Transfer from Reserve Account            $2,617,240.51
  Total Collections Available

    for Debt Service                         $85,502,205.85

Beginning Balance as of 11/1/99             $123,175,690.40                $0.00          $0.00   $105,675,690.40    $17,500,000.00

Interest Due                                  $5,729,272.14                $0.00          $0.00     $4,513,022.10     $1,216,250.04
Interest Paid                                 $5,729,272.14                $0.00          $0.00     $4,513,022.10     $1,216,250.04
Principal Due                                $77,087,571.04                $0.00          $0.00    $77,087,571.04             $0.00
Principal Paid                               $77,087,571.04                $0.00          $0.00    $77,087,571.04             $0.00

Ending Balance as of 10/31/00                $46,088,119.36                $0.00          $0.00    $28,588,119.36    $17,500,000.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                              0.0000000000   0.0000000000      0.1624000000      1.0000000000

Total Distributions                          $82,816,843.18                $0.00          $0.00    $81,600,593.14     $1,216,250.04

Interest Shortfall                                    $0.00                $0.00          $0.00             $0.00             $0.00
Principal Shortfall                                   $0.00                $0.00          $0.00             $0.00             $0.00
 Total Shortfall (required from Reserve)              $0.00                $0.00          $0.00             $0.00             $0.00

Excess Servicing                              $2,685,362.67

Beginning Reserve Account Balance            $10,499,931.43
Investment Income Earned during the period      $575,754.39
Transfer from/(to) collections Account           $68,122.16
(Release)/Draw
    - Includes Investment Income               ($976,217.53)
Ending Reserve Account Balance               $10,167,590.45

Note: Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(c)
                                                                     Page 3 of 3



Navistar Financial 1997-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

       The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

             The  annualized  loss  (recovery)   percentages  reported  at  each
Distribution Date are as follows:

      November 1999       (0.0142)%              May       2000         6.5310 %
      December 1999        0.0447 %              June      2000         8.1024 %
      January  2000       (0.4660)%              July      2000         9.6118 %
      February 2000       (1.0750)%              August    2000         1.6187 %
      March    2000       (1.0939)%              September 2000         0.2161 %
      April    2000       (0.5971)%              October   2000        (1.0738)%



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

          The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

             The three month rolling averages reported at each Distribution Date are as follows:

        November 1999      1.30631%               May       2000        3.40413%
        December 1999      1.99584%               June      2000        3.23046%
        January  2000      3.11883%               July      2000        3.05587%
        February 2000      4.46047%               August    2000        2.98826%
        March    2000      4.60672%               September 2000        2.56325%
        April    2000      4.39976%               October   2000        2.27161%

                                                                   Exhibit 13(d)
                                                                     Page 1 of 3

                                 ANNUAL SUMMARY


Navistar Financial 1997-B Owner Trust
For the Months of November 1999 to October 2000
Fiscal Year 2000

Cut-off Date                                                             11/5/97
Original Pool Amount at Cut-off Date                             $408,527,638.36
Cut-off Date                                                            11/13/97
Original Pool Amount at Cut-off Date                              $91,466,751.20

Beginning Pool Balance as of 11/1/99                             $186,675,132.54
Beginning Pool Factor as of 11/1/99                                    0.3733545

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $91,008,177.30
  Interest Collected                                              $13,515,690.56

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                  $5,472,259.97
Total Additional Deposits                                          $5,472,259.97

Repos/Chargeoffs                                                   $5,713,999.84
Aggregate Number of Notes Charged Off                                      1,951

Total Available Funds                                            $108,740,194.74

Ending Pool Balance as of 10/31/00                                $91,208,888.49
Ending Pool Factor as of 10/31/00                                      0.1824198

Servicing Fee                                                      $1,425,112.38

Repayment of Servicer Advances                                     $1,255,933.09

Reserve Account:
  Beginning Balance as of 11/1/99                                  $9,999,887.79
  Investment Income Earned during the Year                           $571,733.49
  Target Percentage                                                       10.00%
  Target Balance as of 10/31/00                                    $9,120,888.85
  Minimum Balance (2% of Initial Balance)                          $9,999,887.79
  Transfer from/(to) Collections Account                           $2,876,965.14
  (Release)/Deposit - Includes Investment Income                 ($3,405,371.85)
    Ending Balance as of 10/31/00                                 $10,043,214.57


Delinquencies as of 10/31/00:            Dollars               Notes
Installments:
    1-30 days                          1,930,210.02              928
   31-60 days                            800,025.76              246
     60+ days                            274,520.53              114

    Total                              3,004,756.31              954

Balances: 60+ days                     2,536,698.26              114

                                                                   Exhibit 13(d)
                                                                     Page 2 of 3



Navistar Financial 1997-B Owner Trust
For the Months of November 1999 to October 2000
Fiscal Year 2000


                                                TOTAL       CLASS A-1      CLASS A-2       CLASS A-3       CLASS A-4  CLASS B NOTES

Original Pool Amount Distributions:    $500,000,000.00 $107,000,000.00 $94,000,000.00 $132,000,000.00 $149,500,000.00 $17,500,000.00
 Distribution Percentages                                        0.00%          0.00%           0.00%          96.50%          3.50%
 Coupon                                                         5.722%         5.956%          6.200%          6.300%         6.300%


Beginning Pool Balance                 $186,675,132.54
Ending Pool Balance                     $91,208,888.49
Collected Principal                     $89,752,244.21
Collected Interest                      $13,515,690.56
Charge-Offs                              $5,713,999.84
Liquidation Proceeds/Recoveries          $5,472,259.97
Servicing                                $1,425,112.38
Cash Transfer from Reserve Acct.         $1,251,022.20
  Total Collections Available

    for Debt Service                   $108,566,104.56

Beginning Balance as of 11/1/99        $186,675,132.54           $0.00          $0.00  $30,641,502.93 $149,500,000.00  $6,533,629.61

Interest Due                             $8,971,873.17           $0.00          $0.00     $392,760.47   $8,264,875.42    $314,237.28
Interest Paid                            $8,971,873.17           $0.00          $0.00     $392,760.47   $8,264,875.42    $314,237.28
Principal Due                           $95,466,244.05           $0.00          $0.00  $30,641,502.93  $61,483,422.57  $3,341,318.55
Principal Paid                          $95,466,244.05           $0.00          $0.00  $30,641,502.93  $61,483,422.57  $3,341,318.55

Ending Balance as of 10/31/00           $91,208,888.49           $0.00          $0.00           $0.00  $88,016,577.43  $3,192,311.06
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                     0.000000000   0.0000000000    0.0000000000    0.5887000000   0.1824000000

Total Distributions                    $104,438,117.22           $0.00          $0.00  $31,034,263.40  $69,748,297.99  $3,655,555.83

Interest Shortfall                               $0.00           $0.00          $0.00           $0.00           $0.00          $0.00
Principal Shortfall                              $0.00           $0.00          $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve)         $0.00           $0.00          $0.00           $0.00           $0.00          $0.00

Excess Servicing                         $4,127,987.34

Beginning Reserve Account Balance        $9,999,887.79
Investment Income Earned
  during the Period                        $571,733.49
Transfer from/(to) collections Account   $2,876,965.14
(Release)/Draw
  Included Investment Income            $(3,405,371.85)
Ending Reserve Account Balance          $10,043,214.57

Note:  Ending principal balance incldes the effect of the November distribution.

                                                                   Exhibit 13(d)
                                                                     Page 3 of 3



Navistar Financial 1997-B Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

     The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

          The  annualized   loss   (recovery)   percentages   reported  at  each
Distribution Date are as follows:

       November 1999        (1.2624)%               May       2000      1.0761 %
       December 1999         0.8205 %               June      2000      2.2497 %
       January  2000         1.4086 %               July      2000     (0.5324)%
       February 2000         1.2023 %               August    2000     (1.4978)%
       March    2000         1.0483 %               September 2000     (2.4844)%
       April    2000         1.1512 %               October   2000     (1.4106)%



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

             The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

               The three month rolling averages reported at each Distribution Date are as follows:

      November 1999          1.67045%              May       2000       1.94112%
      December 1999          1.54052%              June      2000       2.05946%
      January  2000          1.66957%              July      2000       2.31754%
      February 2000          2.03970%              August    2000       2.23477%
      March    2000          2.11158%              September 2000       2.20285%
      April    2000          2.03340%              October   2000       2.15133%


                                                                   Exhibit 13(e)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1998-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

Cut-off Date                                                            06/04/98
Original Pool Amount at Cut-off Date                             $500,864,370.04

Beginning Pool Balance as of 11/1/99                             $259,151,164.71
Beginning Pool Factor as of 11/1/99                                    0.5174079

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                           $104,000,408.40
  Interest Collected                                              $18,929,634.18

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                  $5,365,729.81
Total Additional Deposits                                          $5,365,729.81

Repos/Chargeoffs                                                   $5,888,632.15
Aggregate Number of Notes Charged Off                                      1,515

Total Available Funds                                            $127,547,543.42

Ending Pool Balance as of 10/31/00                               $150,010,353.13
Ending Pool Factor as of 10/31/00                                      0.2995029

Servicing Fee                                                      $2,063,450.04

Repayment of Servicer Advances                                       $748,228.97

Reserve Account:
  Beginning Balance as of 11/1/99                                 $13,605,436.15
  Investment Income Earned during the Year                           $668,661.47
  Target Percentage                                                        5.25%
  Target Balance as of 10/31/00                                    $7,875,543.54
  Minimum Balance (2% of Initial Balance)                         $10,017,287.40
  Transfer from/(to) Collections Account                           $4,074,833.14
  (Release)/Deposit - Includes Investment Income                 ($8,331,643.36)
    Ending Balance as of 10/31/00                                 $10,017,287.40


Delinquencies as of 10/31/00:               Dollars               Notes
Installments:
    1-30 days                             1,461,794.79            1,426
   31-60 days                               433,251.43              380
     60+ days                               288,297.06              130

    Total                                 2,183,343.28            1,438

Balances: 60+ days                        3,566,409.58              130

                                                                   Exhibit 13(e)
                                                                     Page 2 of 3


Navistar Financial 1998-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Period 2000

                                                                                     -----------NOTES-----------
                                                           TOTAL                 CLASS A-1                  CLASS A-2

Original Pool Amount Distributions:                   $500,864,370.04         $483,334,000.00             $17,530,370.04
 Distribution Percentages
  Following A-1 Payoff                                                                 96.50%                      3.50%
Coupon                                                                                 5.940%                     6.100%

Beginning Pool Balance as of 11/1/99                  $259,151,164.71
Ending Pool Balance as of 10/31/00                    $150,010,353.13
Collected Principal                                   $103,252,170.43
Collected Interest                                     $18,929,634.18
Charge-Offs                                             $5,888,632.15
Liquidation Proceeds/Recoveries                         $5,365,729.81
Servicing                                               $2,063,450.04
Transfer from Negative Carry Account                      $267,139.46

  Total Collections Available

    for Debt Service                                  $125,751,232.84

Beginning Balance as of 11/1/99                       $259,151,164.71         $250,080,756.85              $9,070,407.86
Interest Due                                           $12,268,448.66          $11,827,894.94                $440,553.72
Interest Paid                                          $12,268,448.66          $11,827,894.94                $440,553.72
Principal Due                                         $109,140,811.58         $105,320,883.17              $3,819,928.41
Principal Paid                                        $109,140,811.58         $105,320,883.17              $3,819,928.41

Ending Balance as of 10/31/00                         $150,010,353.13         $144,759,873.68              $5,250,479.45
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                            0.299500000               0.2995000000
Total Distributions                                   $121,409,260.24         $117,148,778.11              $4,260,482.13

Interest Shortfall                                              $0.00                   $0.00                      $0.00
Principal Shortfall                                             $0.00                   $0.00                      $0.00
 Total Shortfall (required from Reserve)                        $0.00                   $0.00                      $0.00

Excess Servicing                                        $4,341,972.60
(see Memo Item - Reserve Account)

Beginning Reserve Account Balance                      $13,605,436.15
Investment Income Earned during the period                $668,661.47
Transfer from/(to) collections Account                  $4,074,833.14
(Release)/Draw
  Included Investment Income                           ($8,331,643.36)
Ending Reserve Account Balance                         $10,017,287.40

Note; Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(e)
                                                                     Page 3 of 3



Navistar Financial 1998-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

               The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

      November 1999         0.1956 %                May       2000      0.5904 %
      December 1999         0.8110 %                June      2000      0.5945 %
      January  2000         0.6894 %                July      2000      0.2821 %
      February 2000         0.5042 %                August    2000     (0.0085)%
      March    2000        (0.6186)%                September 2000      0.3015 %
      April    2000        (0.1072)%                October   2000      0.7191 %



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

               The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.
                    The three month rolling averages reported at each Distribution Date are as follows:

      November 1999          0.83854%              May       2000       1.85347%
      December 1999          0.92848%              June      2000       1.91806%
      January  2000          1.15193%              July      2000       1.97529%
      February 2000          1.62943%              August    2000       1.78308%
      March    2000          1.70697%              September 2000       1.86855%
      April    2000          1.95180%              October   2000       1.87999%

                                                                   Exhibit 13(f)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1999-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

Cut-off Date                                                            06/03/99
Original Pool Amount at Cut-off Date                             $714,764,750.47

Beginning Pool Balance as of 11/1/99                             $605,380,899.96
Beginning Pool Factor as of 11/1/99                                    0.8469562

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                           $188,122,090.34
  Interest Collected                                              $43,149,311.43

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                 $11,708,098.09
Total Additional Deposits                                         $11,708,098.09

Repos/Chargeoffs                                                  $15,258,009.50
Aggregate Number of Notes Charged Off                                      1,705

Total Available Funds                                            $242,326,754.11

Ending Pool Balance as of 10/31/00                               $402,653,545.87
Ending Pool Factor as of 10/31/00                                      0.5633372

Servicing Fee                                                      $5,110,928.31

Repayment of Servicer Advances                                      $ 652,745.75

Reserve Account:
  Beginning Balance as of 11/1/99                                 $31,600,806.90
  Investment Income Earned during the Year                         $1,583,356.87
  Target Percentage                                                        5.25%
  Target Balance as of 10/31/00                                   $21,139,311.16
  Minimum Balance (2% of Initial Balance)                         $14,295,295.01
  Transfer from/(to) Collections Account                           $4,341,355.42
  (Release)/Deposit - Includes Investment Income                ($16,386,208.03)
    Ending Balance as of 10/31/00                                 $21,139,311.16

Delinquencies as of 10/31/00:             Dollars               Notes
Installments:
    1-30 days                           3,367,146.28            2,599
   31-60 days                             813,042.64              618
     60+ days                             317,692.70              176

    Total                               4,497,881.62            2,612

Balances: 60+ days                      6,473,592.88              176

                                                                   Exhibit 13(f)
                                                                     Page 2 of 3



Navistar Financial 1999-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000

                                                                                            NOTES

                                                                                                                             CLASS B
                                                TOTAL      CLASS A-1       CLASS A-2       CLASS A-3       CLASS A-4          NOTES

Original Pool Amount Distributions:   $714,764,750.47 147,000,000.00 $197,000,000.00 $200,000,000.00 $145,745,000.00 $25,019,750.47
 Distribution Percentages                                       0.00%         96.500%           0.00%           0.00%          3.50%
 Coupon                                                        5.003%          5.550%         5.9500%          6.130%         6.220%

Beginning Pool Balance                $605,380,899.96
Ending Pool Balance                   $402,653,545.87
Collected Principal                   $187,469,344.59
Collected Interest                     $43,149,311.43
Charge-Offs                            $15,258,009.50
Liquidation Proceeds/Recoveries        $11,708,098.09
Servicing                               $5,110,928.31
Cash Transfer (to) Reserve Acct.          $897,007.08
  Total Collections Available

    for Debt Service                  $238,112,832.88

Beginning Balance as of 11/1/99       $605,380,899.96 $37,616,149.49 $197,000,000.00 $200,000,000.00 $145,745,000.00 $25,019,750.47

Interest Due                           $30,147,116.30    $264,451.38   $7,626,683.06  $11,900,000.04   $8,934,168.48  $1,421,813.34
Interest Paid                          $30,147,116.30    $264,451.38   $7,626,683.06  $11,900,000.04   $8,934,168.48  $1,421,813.34
Principal Due                         $202,727,354.08 $37,616,149.49 $159,332,312.43           $0.00           $0.00  $5,778,892.16
Principal Paid                        $202,727,354.08 $37,616,149.49 $159,332,312.43           $0.00           $0.00  $5,778,892.16

Ending Balance as of 10/31/00         $402,653,545.88          $0.00  $37,667,687.57 $200,000,000.00 $145,745,000.00 $19,240,858.31
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                  0.0000000000    0.1912000000    1.0000000000    1.0000000000   0.7690000000

Total Distributions                   $232,874,470.38 $37,880,600.87 $166,958,995.49  $11,900,000.04   $8,934,168.48  $7,200,705.50

Interest Shortfall                              $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
Principal Shortfall                             $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve)        $0.00          $0.00           $0.00           $0.00           $0.00          $0.00

Excess Servicing                        $5,238,362.50

Beginning Reserve Account Balance      $31,600,806.90
Investment Income Earned
  during the Period                     $1,583,356.87
Transfer from/(to) collections Account  $4,341,355.42
(Release)/Draw
  Included Investment Income          $(16,386,208.03)
Ending Reserve Account Balance         $21,139,311.16

Note: Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(f)
                                                                     Page 3 of 3



Navistar Financial 1999-A Owner Trust
For the Months of November 1999 through October 2000
Fiscal Year 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

               The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

                    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:
      November 1999         0.9538 %                May       2000      0.9143 %
      December 1999         1.2720 %                June      2000      1.7340 %
      January  2000         1.1831 %                July      2000      1.0603 %
      February 2000         0.7169 %                August    2000      0.3138 %
      March    2000         0.0744 %                September 2000     (0.2418)%
      April    2000         0.6372 %                October   2000     (0.3880)%



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

               The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

                    The  three   month   rolling   averages   reported  at  each
Distribution Date are as follows:

      November 1999          0.50609%            May       2000         1.05839%
      December 1999          0.60505%            June      2000         1.17929%
      January  2000          0.88080%            July      2000         1.26862%
      February 2000          0.99410%            August    2000         1.39704%
      March    2000          1.06152%            September 2000         1.53941%
      April    2000          1.04913%            October   2000         1.58152%

                                                                   Exhibit 13(g)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 2000-A Owner Trust
For the Months of March 2000 through October 2000
Fiscal Period 2000

Cut-off Date                                                            03/09/00
Original Pool Amount at Cut-off Date                             $380,843,908.73
Cut-off Date                                                            03/13/00
Original Pool Amount at Cut-off Date                              $74,413,256.03
Cut-off Date                                                            03/20/00
Original Pool Amount at Cut-off Date                              $19,742,835.24

Beginning Pool Balance as of 03/09/00                            $475,000,000.00
Beginning Pool Factor as of 03/09/00                                   1.0000000

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $83,956,683.70
  Interest Collected                                              $29,549,682.84

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                  $2,345,398.91
Total Additional Deposits                                          $2,345,398.91

Repos/Chargeoffs                                                   $6,257,809.31
Aggregate Number of Notes Charged Off                                        406

Total Available Funds                                            $115,707,515.83

Ending Pool Balance as of 10/31/00                               $384,929,019.74
Ending Pool Factor as of 10/31/00                                      0.8103769

Servicing Fee                                                      $3,193,279.83
Repayment of Servicer Advances                                       $144,249.62

Reserve Account:
  Initial deposit on 03/09/00                                     $23,268,630.15
  Investment Income Earned during the Year                           $831,541.20
  Target Percentage                                                        5.25%
  Target Balance as of 10/31/00                                   $20,208,773.54
  Minimum Balance (2% of Initial Balance)                         $ 9,105,143.30
  Transfer from/(to) Collections Account                           $1,661,862.22
  (Release)/Deposit - Includes Investment Income                ($ 5,553,260.03)
    Ending Balance as of 10/31/00                                 $20,208,773.54

Delinquencies as of 10/31/00:            Dollars               Notes
Installments:
    1-30 days                          2,230,265.23            2,061
   31-60 days                            473,441.81              380
     60+ days                            156,801.93              100

    Total                              2,860,508.97            2,082
Balances: 60+ days                     4,921,082.49              100

                                                                   Exhibit 13(g)
                                                                     Page 2 of 3

Navistar Financial 2000-A Owner Trust
For the Months of March 2000 through October 2000
Fiscal Period 2000

                                                                                            NOTES

                                                                                                                             CLASS B
                                                 TOTAL      CLASS A-1       CLASS A-2       CLASS A-3       CLASS A-4          NOTES

Original Pool Amount Distributions:    $475,000,000.00 $84,000,000.00 $142,000,000.00 $110,000,000.00 $121,187,500.00 $17,812,500.00
 Distribution Percentages                                        0.00%         96.250%           0.00%           0.00%         3.75%
 Coupon                                                         6.080%          6.820%           7.20%          7.340%        7.470%

Beginning Pool Balance                 $475,000,000.00
Ending Pool Balance                    $384,929,019.74
Collected Principal                     $83,812,434.08
Collected Interest                      $29,549,682.84
Charge-Offs                              $6,257,809.31
Liquidation Proceeds/Recoveries          $2,345,398.91
Servicing                                $3,193,279.83
Cash Transfer (to) Reserve Acct.         $1,250,756.90
  Total Collections Available

    for Debt Service                   $113,764,992.90

Beginning Balance as of 03/09/00       $475,000,000.00 $84,000,000.00 $142,000,000.00 $110,000,000.00 $121,187,500.00 $17,812,500.00

Interest Due                            $20,781,393.52  $1,764,120.14   $6,617,673.31   $5,412,000.00   $6,078,361.03    $909,239.04
Interest Paid                           $20,781,393.52  $1,764,120.14   $6,617,673.31   $5,412,000.00   $6,078,361.03    $909,239.04
Principal Due                           $90,070,243.39 $84,000,000.00   $5,843,318.50           $0.00           $0.00    $227,661.76
Principal Paid                          $90,070,243.39 $84,000,000.00   $5,843,318.50           $0.00           $0.00    $227,661.76

Ending Balance as of 10/31/00          $384,929,019.74          $0.00 $136,156,681.50 $110,000,000.00 $121,187,500.00 $17,584,838.24
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                   0.0000000000    0.9588000000    1.0000000000    1.0000000000   0.9872000000

Total Distributions                    $110,852,373.78 $85,764,120.14  $12,460,991.81   $5,412,000.00   $6,078,361.03  $1,136,900.80

Interest Shortfall                               $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
Principal Shortfall                              $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve)         $0.00          $0.00           $0.00           $0.00           $0.00          $0.00

Excess Servicing                         $2,912,619.12

Beginning Reserve Account Balance       $23,268,630.15
Investment Income Earned
  during the Period                        $831,541.20
Transfer from/(to) collections Account   $1,661,862.22
(Release)/Draw
  Included Investment Income            $(5,553,260.03)
Ending Reserve Account Balance          $20,208,773.54

Note: Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(g)
                                                                     Page 3 of 3



Navistar Financial 2000-A Owner Trust
For the Months of March 2000 through October 2000
Fiscal Period 2000




At each Distribution Date, an annualized loss percentage is computed. If the annualized percentage exceeds 1.5%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the annualized loss percentage falls below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The loss percentage is calculated as follows:

          The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the monthly periods which are the fifth, fourth and third monthly periods preceding the monthly period related to such Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third monthly periods preceding the monthly period related to such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth monthly periods preceding the monthly period related to such Distribution Date.

                    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:
      March 2000         0.0000 %                  July      2000       1.3264 %
      April 2000         0.0000 %                  August    2000       1.0401 %
      May   2000         0.0000 %                  September 2000       1.0778 %
      June  2000         0.6739 %                  October   2000       0.8875 %



At each Distribution Date a three-month rolling average delinquency percentage is calculated. If this percentage exceeds 2.0%, any monthly excess servicing is used to fund the reserve account to 10.0% of the ending receivable balance. When the delinquency percentage falls below 2.0%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The delinquency percentage is calculated as follows:

               The numerator of which is equal to the aggregate remaining gross balances of all outstanding receivables which are 61 days or more past due as of the last day of the related monthly period and the denominator of which is equal to the aggregate remaining gross balances of all outstanding receivables on the last day of such monthly period.

                    The  three   month   rolling   averages   reported  at  each
Distribution Date are as follows:

      March 2000          0.00000 %              July      2000        1.15874 %
      April 2000          0.64229 %              August    2000        1.07722 %
      May   2000          0.92224 %              September 2000        1.18220 %
      June  2000          0.93098 %              October   2000        1.07935 %