Form 10-K
period 2001-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 2002-01-29
CIK 882590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                   ----------
                         Commission File Number 33-50291
                                   ----------

         NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
                     NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                     NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                   NAVISTAR FINANCIAL 2000-B OWNER TRUST, AND
                      NAVISTAR FINANCIAL 2001-A OWNER TRUST


             (Exact name of Registrant as specified in its charter)

              Delaware                                 51-0337491
 -----------------------------------         ----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


      2850 West Golf Road
   Rolling Meadows, Illinois                                        60008
-------------------------------                             --------------------
(Address of principal executive offices)                          (Zip Code)

 Registrant's telephone number, including area code (847) 734-4000

 Securities registered pursuant to Section 12(b) of the Act:  None
                                                              ----

 Securities registered pursuant to Section 12(g) of the Act:  None
                                                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     PART I


Item 1.  Business

     The Navistar Financial 1996-B Owner Trust, Navistar Financial 1997-A Owner Trust, Navistar Financial 1997-B Owner Trust, Navistar Financial 1998-A Owner
Trust,  Navistar  Financial 1999-A Owner Trust,  Navistar Financial 2000-A Owner
Trust, Navistar Financial 2000-B Owner Trust, and Navistar Financial 2001-A Owner Trust (the "Trusts") were formed pursuant to eight separate Trust Agreements dated as of November 6, 1996; May 7, 1997; November 5, 1997; June 4, 1998; June 3, 1999; March 9, 2000; November 1, 2000; April 27, 2001,
respectively, among Navistar Financial Retail Receivables Corporation, ("NFRRC"), as seller (the "Seller") and Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as owner trustee (the "Trustee"). Retail notes (the "Retail Notes") and security interests in the vehicles financed thereby were transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate pass-through certificates (the "Certificates") which were registered on Registration Statement Nos. 33-55865, 33-64249, 333-62445 and 033-50291 and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      As of October 31, 2001, balances in the Trusts were as follows:


                                                                     Reserve
                                                    Principal        Account
   Dollar amounts in millions
   -----------------------------------------      -------------   --------------

   Navistar Financial 1996-B Owner Trust               $0.0             $0.0
   Navistar Financial 1997-A Owner Trust               $0.0             $0.0
   Navistar Financial 1997-B Owner Trust               $0.0             $0.0
   Navistar Financial 1998-A Owner Trust              $68.0            $10.0
   Navistar Financial 1999-A Owner Trust             $225.8            $14.3
   Navistar Financial 2000-A Owner Trust             $246.5            $13.6
   Navistar Financial 2000-B Owner Trust             $465.6            $25.6
   Navistar Financial 2001-A Owner Trust             $334.4            $18.4



Note: Balances include the effect of the November 2001 distribution in accordance with the Owner Trust Agreements.

                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

     As of October 31, 2001, the aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $118 million.

      In December 2000, Navistar Financial 1996-B Owner Trust was repurchased. In January 2001, Navistar Financial 1997-A Owner Trust was repurchased. In September 2001, Navistar Financial 1997-B Owner Trust was repurchased.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

       3         Articles of Incorporation and By-Laws

      10         Material Contracts

                 An Annual Summary for each of the Owner Trusts listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)      -   Navistar Financial 1996-B Owner Trust

      13(b)      -   Navistar Financial 1997-A Owner Trust

      13(c)      -   Navistar Financial 1997-B Owner Trust

      13(d)      -   Navistar Financial 1998-A Owner Trust

      13(e)      -   Navistar Financial 1999-A Owner Trust

      13(f)      -   Navistar Financial 2000-A Owner Trust

      13(g)      -   Navistar Financial 2000-B Owner Trust

      13(h)      - Navistar Financial 2001-A Owner Trust


      (b)  Reports on Form 8-K:
           -------------------

          The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2001:

          (i)      Form 8-K dated August 15, 2001

         (ii)      Form 8-K dated September 17, 2001

        (iii)      Form 8-K dated October 15, 2001

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
               on behalf of NAVISTAR FINANCIAL 1996-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1997-B OWNER TRUST,
                     NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                     NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                     NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                   NAVISTAR FINANCIAL 2000-B OWNER TRUST, AND
                      NAVISTAR FINANCIAL 2001-A OWNER TRUST

             (Exact name of Registrant as specified in its charter)







By:    /s/ RONALD D. MARKLE                                  January 29, 2002
          -----------------------------
            Ronald D. Markle
            Vice President and Controller
            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.             Exhibit

        3               Articles of Incorporation and By-Laws

       10               Material Contracts

       13(a)            Annual Summary
                              - Navistar Financial 1996-B Owner Trust

       13(b)            Annual Summary
                              - Navistar Financial 1997-A Owner Trust

       13(c)            Annual Summary
                              - Navistar Financial 1997-B Owner Trust

       13(d)            Annual Summary
                              - Navistar Financial 1998-A Owner Trust

       13(e)            Annual Summary
                              - Navistar Financial 1999-A Owner Trust

       13(f)            Annual Summary
                              - Navistar Financial 2000-A Owner Trust

       13(g)            Annual Summary
                              - Navistar Financial 2000-B Owner Trust

       13(h)            Annual Summary
                              - Navistar Financial 2001-A Owner Trust

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

                                                                      Exhibit 10

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                               MATERIAL CONTRACTS


     The following material contracts of Navistar Financial Retail Receivables Corporation are incorporated herein by reference:


10.1 Purchase Agreement dated as of November 6, 1996, between Navistar Financial Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.2 Pooling and Servicing Agreement dated as of November 6, 1996, among the Corporation, as servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1996-B Owner Trust, as issuer. Filed on Registration No. 33-55865.

10.3 Trust Agreement dated as of November 6, 1996, between Navistar Financial Retail Receivables Corporation, as Seller, and The Chase Manhattan Bank Delaware (formerly known as Chemical Bank Delaware), as Owner Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.4 Indenture dated as of November 6, 1996, between Navistar Financial 1996-B Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1996-B Owner Trust. Filed on Registration No. 33-55865.

10.5 Purchase  Agreement  dated as of May 7, 1997,  between the  Corporation and
     Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.6 Pooling and Servicing Agreement dated as of May 7, 1997, among the Corporation, as Servicer, Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-A Owner Trust, as Issuer. Filed on Registration No. 33-55865.

10.7 Trust Agreement dated as of May 7, 1997, between Navistar Financial Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

10.8 Indenture dated as of May 7, 1997, between Navistar Financial 1997-A Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-A Owner Trust. Filed on Registration No. 33-55865.

10.9 Purchase Agreement dated as of November 5, 1997, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                               MATERIAL CONTRACTS

10.10Pooling and  Servicing  Agreement  dated as of November 5, 1997,  among the
     Corporation, as Servicer, Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1997-B Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.11Trust Agreement dated as of November 5, 1997,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as owner Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.12Indenture dated as of November 5, 1997,  between Navistar  Financial 1997-B
     Owner Trust and the Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1997-B Owner Trust. Filed on Registration No. 33-64249.

10.13Purchase Agreement dated as of June 4, 1998, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.14Pooling  and  Servicing  Agreement  dated  as of June 4,  1998,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1998-A Owner Trust, as Issuer. Filed on Registration No. 33-64249.

10.15Trust  Agreement  dated  as of June 4,  1998,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

10.16Indenture  dated as of June 4,  1998,  between  Navistar  Financial  1998-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1998-A Owner Trust. Filed on Registration No. 33-64249.

10.17Purchase Agreement dated as of June 3, 1999, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.18Pooling  and  Servicing  Agreement  dated  as of June 3,  1999,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 1999-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.19Trust  Agreement  dated  as of June 3,  1999,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

10.20Indenture dated as of June 3, 1999, between Navistar Financial 1999-A Owner
     Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 1999-A Owner Trust. Filed on Registration No. 333-62445.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                               MATERIAL CONTRACTS


10.21Purchase Agreement dated as of March 9, 2000, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.22Pooling  and  Servicing  Agreement  dated as of March 9,  2000,  among  the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2000-A Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.23Trust  Agreement  dated as of March 9,  2000,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

10.24Indenture  dated as of March 9, 2000,  between  Navistar  Financial  2000-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2000-A Owner Trust. Filed on Registration No. 333-62445.

10.25Purchase Agreement dated as of November 1, 2000, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2000-B Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.26Pooling and  Servicing  Agreement  dated as of November 1, 2000,  among the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2000-B Owner Trust, as Issuer. Filed on Registration No. 333-62445.

10.27Trust Agreement dated as of November 1, 2000,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2000-B Owner Trust. Filed on Registration No. 333-62445.

10.28Indenture dated as of November 1, 2000,  between Navistar  Financial 2000-B
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2000-B Owner Trust. Filed on Registration No. 333-62445.

10.29Purchase Agreement dated as of April 27, 2001, between the Corporation and Navistar Financial Retail Receivables Corporation, as Purchaser, with respect to Navistar Financial 2001-A Owner Trust, as Issuer. Filed on Registration No. 033-50291.

10.30Pooling  and  Servicing  Agreement  dated as of April 27,  2001,  among the
     Corporation, as Servicer, and Navistar Financial Retail Receivables Corporation, as Seller, and Navistar Financial 2001-A Owner Trust, as Issuer. Filed on Registration No. 033-50291.

                NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION


                               MATERIAL CONTRACTS


10.31Trust  Agreement  dated as of April 27, 2001,  between  Navistar  Financial
     Retail Receivables Corporation, as Seller, and Chase Manhattan Bank Delaware, as Owner Trustee, with respect to Navistar Financial 2001-A Owner Trust. Filed on Registration No. 033-50291.

10.32Indenture dated as of April 27, 2001,  between  Navistar  Financial  2001-A
     Owner Trust and The Bank of New York, as Indenture Trustee, with respect to Navistar Financial 2001-A Owner Trust. Filed on Registration No. 033-50291.

                                                                   Exhibit 13(a)
                                                                     Page 1 of 4
                                 ANNUAL SUMMARY


Navistar Financial 1996-B Owner Trust
For the Months of November 2000 to October 2001
Fiscal Year 2001

Cut-off Date                                                            10/01/96
Original Pool Amount at Cut-off Date                             $486,507,362.75

Beginning Pool Balance as of 11/1/00                              $27,444,697.42
Beginning Pool Factor as of 11/1/00                                    0.0564117

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                             $4,764,027.98
  Interest Collected                                                 $378,908.18

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Final Purchase of Receivables                                   $22,655,109.47
  Liquidation Proceeds/Recoveries                                    $109,031.24
Total Additional Deposits                                         $22,764,140.71

Repos/Chargeoffs                                                      $25,559.97
Aggregate Number of Notes Charged Off                                        165

Total Available Funds                                             $27,907,076.87

Ending Pool Balance as of 10/31/01                                         $0.00
Ending Pool Factor as of 10/31/01                                           0.00

Servicing Fee                                                         $43,776.19

Repayment of Servicer Advances                                             $0.00

Reserve Account:
  Beginning Balance as of 11/1/00                                 $ 9,730,147.26
  Investment Income Earned during the Year                           $101,055.60
  Target Percentage                                                          N/A
  Target Balance as if 10/31/01                                              N/A
  Minimum Balance (2% of Initial Balance)                                    N/A
  Transfer from/(to) Collections Account                             $132,778.00
  (Release)/Deposit -Includes Investment Income                  ($9,963,980.86)
    Ending Balance as of 10/31/01                                           0.00

Delinquencies as of 10/31/01:     Dollars               Notes
                                  -------               -----
Installments:
    1-30 days                       0.00                    0
   31-60 days                       0.00                    0
     60+ days                       0.00                    0

    Total                           0.00                    0

Balances: 60+ days                  0.00                    0

                                                                   Exhibit 13(a)
                                                                     Page 2 of 4
Navistar Financial 1996-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

                                                                            NOTES                          CLASS B       CLASS C
                                            TOTAL         CLASS A-1       CLASS A-2       CLASS A-3     CERTIFICATES   CERTIFICATES

Original Pool Amount Distributions:    $486,507,362.75 $106,500,000.00 $111,900,000.00 $236,500,000.00 $17,028,000.00 $14,579,362.75
 Distribution Percentage                                         0.00%           0.00%          93.50%          3.50%          3.00%
 Coupon                                                         5.490%          5.930%          6.330%         6.500%         7.450%


Beginning Pool Balance                  $27,444,697.42
Ending Pool Balance                              $0.00

Collected Principal                     $27,419,137.45
Collected Interest                         $378,908.18
Charge-Offs                                 $25,559.97
Liquidation Proceeds/Recoveries            $109,031.24
Servicing                                   $43,776.19
Cash Transfer from Reserve Acct                  $0.00
  Total Collections Available
    for Debt Service                    $27,863,300.68

Beginning Balance as of 11/1/00         $27,444,697.42           $0.00           $0.00  $18,753,907.92  $4,688,296.57  $4,002,492.93

Interest Due                               $285,825.26           $0.00           $0.00     $186,223.96     $50,342.85     $49,258.45
Interest Paid                              $285,825.26           $0.00           $0.00     $186,223.96     $50,342.85     $49,258.45
Principal Due                           $27,444,697.43           $0.00           $0.00  $18,753,907.93  $4,688,296.57  $4,002,492.93
Principal Paid                          $27,444,697.43           $0.00           $0.00  $18,753,907.93  $4,688,296.57  $4,002,492.93

Ending Balance as of 10/31/01                    $0.00           $0.00           $0.00           $0.00          $0.00          $0.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                            0.00            0.00            0.00           0.00           0.00

Total Distributions                     $27,730,522.69           $0.00           $0.00  $18,940,131.89  $4,738,639.42  $4,051,751.38

Interest Shortfall                               $0.00           $0.00           $0.00           $0.00          $0.00          $0.00
Principal Shortfall                              $0.00           $0.00           $0.00           $0.00          $0.00          $0.00
 Total Shortfall (required from Reserve          $0.00           $0.00           $0.00           $0.00          $0.00          $0.00

Excess Servicing                           $132,778.00

Beginning Reserve Account Balance        $9,730,147.26
Investment Income Earned during the
   year                                    $101,055.60
Transfer from/(to) collections Account     $132,778.00
(Release)/Draw
   -Includes Investment Income          ($9,963,980.86)

Ending Reserve Account Balance                    0.00

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(a)
                                                                     Page 3 of 4




 Navistar Financial 1996-B Owner Trust
 For the Months of November 2000 through October 2001
 Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:


  November     2000     (0.9327)%              December      2000      (1.5752)%



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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000      2.48337%              December      2000       2.99246%

                                                                   Exhibit 13(a)
                                                                     Page 4 of 4

Navistar Financial 1996-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001



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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000     (0.4902)%              December      2000      (1.4170)%

                                                                   Exhibit 13(b)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1997-A Owner Trust
For the Months of November 2000 to October 2001
Fiscal Year 2001

Cut-off Date                                                            04/01/97
Original Pool Amount at Cut-off Date                             $411,613,980.45
Cut-off Date                                                            05/01/97
Original Pool Amount at Cut-off Date                              $76,128,743.83
Cut-off Date                                                            05/17/97
Original Pool Amount at Cut-off Date                              $12,254,010.44

Beginning Pool Balance as of 11/1/00                              $46,088,119.36
Beginning Pool Factor as of 11/1/00                                    0.0944927

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $10,582,433.92
  Interest Collected                                                 $933,301.54

Additional Deposits:
  Repurchase Amounts                                                      $ 0.00
  Final Purchase of Receivables                                   $35,337,021.65
  Liquidation Proceeds/Recoveries                                  $1,287,651.62
Total Additional Deposits                                         $36,624,673.27

Repos/Chargeoffs                                                     $359,522.03
Aggregate Number of Notes Charged Off                                        549

Total Available Funds                                             $47,949,550.49

Ending Pool Balance as of 10/31/01                                         $0.00
Ending Pool Factor as of 10/31/01                                           0.00

Servicing Fee                                                        $105,833.89

Repayment of Servicer Advances                                       $190,858.24

Reserve Account:
  Beginning Balance as of 11/1/00                                 $10,122,441.61
  Investment Income Earned during the Year                           $156,645.09
  Target Percentage                                                          N/A
  Target Balance as of 10/31/01                                              N/A
  Minimum Balance (2% of Initial Balance)                                    N/A
  Transfer from/(to) Collections Account                           $1,092,468.48
  (Release)/Deposit - Includes Investment Income                ($11,371,555.18)
    Ending Balance as of 10/31/01                                          $0.00

Delinquencies as of 10/31/01:     Dollars               Notes
                                  -------               -----
Installments:
    1-30 days                        0.00                   0
   31-60 days                        0.00                   0
     60+ days                        0.00                   0

    Total                            0.00                   0
Balances: 60+ days                   0.00                   0

                                                                   Exhibit 13(b)
                                                                     Page 2 of 3



Navistar Financial 1997-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

                                                                           ----------------------------NOTES------------------------

                                                                 TOTAL      CLASS A-1       CLASS A-2       CLASS A-3  CLASS B NOTES
                                                                 -----      ---------       ---------       ---------  -------------
Original Pool Amount Distributions:                    $500,000,000.00 $85,000,000.00 $221,500,000.00 $176,500,000.00 $17,500,000.00

 Distribution Percentages                                                      0.000%           0.00%         100.00%          0.00%
 Coupon                                                                        5.841%          6.350%          6.750%         6.950%

Beginning Pool Balance                                  $46,088,119.36
Ending Pool Balance                                              $0.00

Collected Principal                                     $45,728,597.33
Collected Interest                                         $933,301.54
Charge-Offs                                                $359,522.03
Liquidation Proceeds/Recoveries                          $1,287,651.62
Servicing                                                  $105,833.89
Cash Transfer from Reserve Account                               $0.00
  Total Collections Available
    for Debt Service                                    $47,843,716.60

Beginning Balance as of 11/1/00                         $46,088,119.36          $0.00           $0.00  $28,588,119.36 $17,500,000.00

Interest Due                                               $723,128.76          $0.00           $0.00     $419,066.25    $304,062.51
Interest Paid                                              $723,128.76          $0.00           $0.00     $419,066.25    $304,062.51
Principal Due                                           $46,088,119.36          $0.00           $0.00  $28,588,119.36 $17,500,000.00
Principal Paid                                          $46,088,119.36          $0.00           $0.00  $28,588,119.36 $17,500,000.00

Ending Balance as of 10/31/01                                    $0.00          $0.00           $0.00           $0.00          $0.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                   0.0000000000    0.0000000000    0.0000000000   0.0000000000

Total Distributions                                     $46,811,248.12          $0.00           $0.00  $29,007,185.61 $17,804,062.51

Interest Shortfall                                               $0.00          $0.00           $0.00           $0.00          $0.00
Principal Shortfall                                              $0.00          $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve)                         $0.00          $0.00           $0.00           $0.00          $0.00

Excess Servicing                                         $1,092,468.48

Beginning Reserve Account Balance                       $10,122,441.61
Investment Income Earned during the period                 $156,645.09
Transfer from/(to) collections Account                   $1,092,468.48
(Release)/Draw
    - Includes Investment Income                       ($11,371,555.18)
Ending Reserve Account Balance                                   $0.00


Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(b)
                                                                     Page 3 of 3



Navistar Financial 1997-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000     (2.7866)%              January       2001      (7.7368)%
  December     2000     (5.6635)%







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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     2.33565%               January       2001       3.14773%
  December     2000     2.97142%

                                                                   Exhibit 13(c)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY


Navistar Financial 1997-B Owner Trust
For the Months of November 2000 to October 2001
Fiscal Year 2001

Cut-off Date                                                             11/5/97
Original Pool Amount at Cut-off Date                             $408,527,638.36
Cut-off Date                                                            11/13/97
Original Pool Amount at Cut-off Date                              $91,466,751.20

Beginning Pool Balance as of 11/1/00                              $91,208,888.49
Beginning Pool Factor as of 11/1/00                                    0.1824198

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $50,755,528.60
  Interest Collected                                               $5,561,895.25

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Final Purchase of Receivables                                   $39,930,370.05
  Liquidation Proceeds/Recoveries                                  $3,727,818.15
Total Additional Deposits                                         $43,658,188.20

Repos/Chargeoffs                                                   $2,667,851.89
Aggregate Number of Notes Charged Off                                      1,937

Total Available Funds                                             $97,830,750.00

Ending Pool Balance as of 10/31/01                                         $0.00
Ending Pool Factor as of 10/31/01                                           0.00

Servicing Fee                                                        $603,976.75

Repayment of Servicer Advances                                     $2,144,862.05

Reserve Account:
  Beginning Balance as of 11/1/00                                  $9,999,887.79
  Investment Income Earned during the Year                           $454,648.30
  Target Percentage                                                          N/A
  Target Balance as of 10/31/01                                              N/A
  Minimum Balance (2% of Initial Balance)                                    N/A
  Transfer from/(to) Collections Account                           $2,378,680.84
  (Release)/Deposit - Includes Investment Income                ($12,833,216.93)
    Ending Balance as of 10/31/01                                          $0.00


Delinquencies as of 10/31/01:             Dollars               Notes
                                          -------               -----
Installments:
    1-30 days                                0.00                   0
   31-60 days                                0.00                   0
     60+ days                                0.00                   0

    Total                                    0.00                   0

Balances: 60+ days                           0.00                   0

                                                                   Exhibit 13(c)
                                                                     Page 2 of 3



Navistar Financial 1997-B Owner Trust
For the Months of November 2000 to October 2001
Fiscal Year 2001


                                                 TOTAL       CLASS A-1      CLASS A-2       CLASS A-3       CLASS A-4  CLASS B NOTES

Original Pool Amount Distributions:    $500,000,000.00 $107,000,000.00 $94,000,000.00 $132,000,000.00 $149,500,000.00 $17,500,000.00
 Distribution Percentages                                        0.00%          0.00%           0.00%          96.50%          3.50%
 Coupon                                                         5.722%         5.956%          6.200%          6.300%         6.300%


Beginning Pool Balance                  $91,208,888.49
Ending Pool Balance                              $0.00
Collected Principal                     $88,541,036.60
Collected Interest                       $5,561,895.25
Charge-Offs                              $2,667,851.89
Liquidation Proceeds/Recoveries          $3,727,818.15
Servicing                                  $603,976.75
Cash Transfer (to) Reserve Acct.          ($477,963.23)
  Total Collections Available
    for Debt Service                    $97,226,773.25

Beginning Balance as of 11/1/00         $91,208,888.49           $0.00          $0.00           $0.00  $88,016,577.43  $3,192,311.06

Interest Due                             $3,805,053.46           $0.00          $0.00           $0.00   $3,671,876.59    $133,176.87
Interest Paid                            $3,805,053.46           $0.00          $0.00           $0.00   $3,671,876.59    $133,176.87
Principal Due                           $91,208,888.49           $0.00          $0.00           $0.00  $88,016,577.43  $3,192,311.06
Principal Paid                          $91,208,888.49           $0.00          $0.00           $0.00  $88,016,577.43  $3,192,311.06

Ending Balance as of 10/31/01                    $0.00           $0.00          $0.00           $0.00           $0.00          $0.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                     0.000000000   0.0000000000    0.0000000000    0.0000000000   0.0000000000

Total Distributions                     $95,013,941.95           $0.00          $0.00           $0.00  $91,688,454.02  $3,325,487.93

Interest Shortfall                               $0.00           $0.00          $0.00           $0.00           $0.00          $0.00
Principal Shortfall                              $0.00           $0.00          $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve          $0.00           $0.00          $0.00           $0.00           $0.00          $0.00

Excess Servicing                         $2,856,644.07

Beginning Reserve Account Balance        $9,999,887.79
Investment Income Earned
  during the Period                        $454,648.30
Transfer from/(to) collections Account   $2,378,680.84
(Release)/Draw
  Included Investment Income           $(12,833,216.93)
Ending Reserve Account Balance                   $0.00

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(c)
                                                                     Page 3 of 3



Navistar Financial 1997-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000     (1.2014)%              May           2001        1.7297%
  December     2000     (2.1940)%              June          2001        6.6164%
  January      2001     (2.5232)%              July          2001        0.9569%
  February     2001     (3.7468)%              August        2001        1.9821%
  March        2001     (4.1717)%              September     2001      (3.3567)%
  April        2001      0.5824 %



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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     2.51269%               May           2001       2.35097%
  December     2000     3.03694%               June          2001       1.83143%
  January      2001     3.32924%               July          2001       1.83003%
  February     2001     3.57946%               August        2001       2.26028%
  March        2001     3.54065%               September     2001       2.53084%
  April        2001     3.05058%









                                                                   Exhibit 13(d)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1998-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

Cut-off Date                                                            06/04/98
Original Pool Amount at Cut-off Date                             $500,864,370.04

Beginning Pool Balance as of 11/1/00                             $150,010,353.13
Beginning Pool Factor as of 11/1/00                                    0.2995029

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $78,980,425.26
  Interest Collected                                               $9,781,150.37

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                  $5,562,230.61
Total Additional Deposits                                          $5,562,230.61

Repos/Chargeoffs                                                   $4,788,204.50
Aggregate Number of Notes Charged Off                                      1,980

Total Available Funds                                             $92,527,853.40

Ending Pool Balance as of 10/31/01                                $68,037,676.21
Ending Pool Factor as of 10/31/01                                      0.1358405

Servicing Fee                                                      $1,112,230.12

Repayment of Servicer Advances                                     $1,795,952.84

Reserve Account:
  Beginning Balance as of 11/1/00                                 $10,889,690.93
  Investment Income Earned during the Year                           $461,226.85
  Target Percentage                                                       10.00%
  Target Balance as of 10/31/01                                    $6,803,767.62
  Minimum Balance (2% of Initial Balance)                         $10,017,287.40
  Transfer from/(to) Collections Account                           $2,830,070.82
  (Release)/Deposit - Includes Investment Income                 ($4,163,701.20)
    Ending Balance as of 10/31/01                                 $10,017,287.40


Delinquencies as of 10/31/01:               Dollars               Notes
                                            -------               -----
Installments:
    1-30 days                            759,109.26                 688
   31-60 days                            214,130.27                 208
     60+ days                            224,497.44                  93

    Total                              1,197,736.97                 723

Balances: 60+ days                     1,086,575.40                  93

                                                                   Exhibit 13(d)
                                                                     Page 2 of 3


Navistar Financial 1998-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Period 2001

                                                                                               -----------NOTES-----------
                                                                        TOTAL               CLASS A-1                  CLASS A-2

Original Pool Amount Distributions:                           $500,864,370.04         $483,334,000.00             $17,530,370.04
 Distribution Percentages
  Following A-1 Payoff                                                                         96.50%                      3.50%
Coupon                                                                                         5.940%                     6.100%

Beginning Pool Balance as of 11/1/00                          $150,010,353.13
Ending Pool Balance as of 10/31/01                             $68,037,676.21
Collected Principal                                            $77,184,472.42
Collected Interest                                              $9,781,150.37
Charge-Offs                                                     $4,788,204.50
Liquidation Proceeds/Recoveries                                 $5,562,230.61
Servicing                                                       $1,112,230.12
Transfer (to) Reserve Account                                    ($281,339.82)

  Total Collections Available
    for Debt Service                                           $91,415,623.28

Beginning Balance as of 11/1/00                               $150,010,353.13         $144,759,873.68              $5,250,479.45
Interest Due                                                    $6,612,875.54           $6,375,407.27                $237,468.27
Interest Paid                                                   $6,612,875.54           $6,375,407.27                $237,468.27
Principal Due                                                  $81,972,676.92          $79,103,633.23              $2,869,043.69
Principal Paid                                                 $81,972,676.92          $79,103,633.23              $2,869,043.69

Ending Balance as of 10/31/01                                  $68,037,676.21          $65,656,240.45              $2,381,435.76
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                                       0.135800                   0.135800
Total Distributions                                            $88,585,552.46          $85,479,040.50              $3,106,511.96

Interest Shortfall                                                      $0.00                   $0.00                      $0.00
Principal Shortfall                                                     $0.00                   $0.00                      $0.00
 Total Shortfall (required from Reserve)                                $0.00                   $0.00                      $0.00

Excess Servicing                                                $3,111,410.64
(see Memo Item - Reserve Account)

Beginning Reserve Account Balance                              $10,889,690.93
Investment Income Earned during the period                        $461,226.85
Transfer from/(to) collections Account                          $2,830,070.82
(Release)/Draw
  Included Investment Income                                   ($4,163,701.20)
Ending Reserve Account Balance                                 $10,017,287.40

Note: Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(d)
                                                                     Page 3 of 3



Navistar Financial 1998-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000      0.8145 %              May           2001       1.6970 %
  December     2000      0.1846 %              June          2001       0.8439 %
  January      2001      0.4565 %              July          2001      (0.8569)%
  February     2001     (0.7318)%              August        2001      (1.3637)%
  March        2001      0.4540 %              September     2001      (1.6228)%
  April        2001      1.6504 %              October       2001      (3.0015)%



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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     2.46881%               May           2001       2.34198%
  December     2000     2.68381%               June          2001       2.54494%
  January      2001     2.59090%               July          2001       2.58233%
  February     2001     2.40393%               August        2001       2.66797%
  March        2001     2.22567%               September     2001       2.52034%
  April        2001     2.44967%               October       2001       2.07230%

                                                                   Exhibit 13(e)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 1999-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

Cut-off Date                                                            06/03/99
Original Pool Amount at Cut-off Date                             $714,764,750.47

Beginning Pool Balance as of 11/1/00                             $402,653,545.87
Beginning Pool Factor as of 11/1/00                                    0.5633372

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                           $164,386,217.21
  Interest Collected                                              $26,346,038.36

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                 $13,809,240.62
Total Additional Deposits                                         $13,809,240.62

Repos/Chargeoffs                                                  $14,698,866.20
Aggregate Number of Notes Charged Off                                      3,050

Total Available Funds                                            $202,344,409.54

Ending Pool Balance as of 10/31/01                               $225,765,549.11
Ending Pool Factor as of 10/31/01                                      0.3158599

Servicing Fee                                                      $3,206,088.56

Repayment of Servicer Advances                                     $2,197,086.65

Reserve Account:
  Beginning Balance as of 11/1/00                                 $21,139,311.16
  Investment Income Earned during the Year                         $1,005,546.51
  Target Percentage                                                        5.25%
  Target Balance as of 10/31/01                                   $11,852,691.33
  Minimum Balance (2% of Initial Balance)                         $14,295,295.01
  Transfer from/(to) Collections Account                           $2,891,494.80
  (Release)/Deposit - Includes Investment Income                ($10,741,057.46)
    Ending Balance as of 10/31/01                                 $14,295,295.01

Delinquencies as of 10/31/01:               Dollars               Notes
                                            -------               -----
Installments:
    1-30 days                          1,902,990.70               1,618
   31-60 days                            501,863.06                 476
     60+ days                            506,371.85                 137

    Total                              2,911,225.63               1,640

Balances: 60+ days                     2,876,888.74                 137

                                                                   Exhibit 13(e)
                                                                     Page 2 of 3



Navistar Financial 1999-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

                                                                                      NOTES                                  CLASS B
                                                TOTAL       CLASS A-1       CLASS A-2       CLASS A-3       CLASS A-4          NOTES

Original Pool Amount Distributions:   $714,764,750.47 $147,000,000.00 $197,000,000.00 $200,000,000.00 $145,745,000.00 $25,019,750.47
 Distribution Percentages                                       0.00%         96.500%           0.00%           0.00%          3.50%
 Coupon                                                        5.003%          5.550%         5.9500%          6.130%         6.220%

Beginning Pool Balance                $402,653,545.87
Ending Pool Balance                   $225,765,549.11
Collected Principal                   $162,189,130.56
Collected Interest                     $26,346,038.36
Charge-Offs                            $14,698,866.20
Liquidation Proceeds/Recoveries        $13,809,240.62
Servicing                               $3,206,088.56
Cash Transfer (to) Collection Acct.    ($1,696,683.36)
  Total Collections Available
    for Debt Service                  $199,138,320.98

Beginning Balance as of 11/1/00       $402,653,545.88           $0.00  $37,667,687.57 $200,000,000.00 $145,745,000.00 $19,240,858.31

Interest Due                           $19,358,829.42           $0.00     $332,106.23   $9,074,384.62   $8,934,168.48  $1,018,170.09
Interest Paid                          $19,358,829.42           $0.00     $332,106.23   $9,074,384.62   $8,934,168.48  $1,018,170.09
Principal Due                         $176,887,996.76           $0.00  $37,667,687.57 $133,029,229.30           $0.00  $6,191,079.89
Principal Paid                        $176,887,996.76           $0.00  $37,667,687.57 $133,029,229.30           $0.00  $6,191,079.89

Ending Balance as of 10/31/01         $225,765,549.12           $0.00           $0.00  $66,970,770.70 $145,745,000.00 $13,049,778.42
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount                        0.000000        0.000000          0.3349        1.000000         0.5216

Total Distributions                   $196,246,826.18           $0.00  $37,999,793.80 $142,103,613.92   $8,934,168.48  $7,209,249.98

Interest Shortfall                              $0.00           $0.00           $0.00           $0.00           $0.00          $0.00
Principal Shortfall                             $0.00           $0.00           $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve         $0.00           $0.00           $0.00           $0.00           $0.00          $0.00

Excess Servicing                        $4,588,178.16

Beginning Reserve Account Balance      $21,139,311.16
Investment Income Earned
  during the Period                     $1,005,546.51
Transfer from/(to) collections Account  $2,891,494.80
(Release)/Draw
  Included Investment Income          $(10,741,057.46)
Ending Reserve Account Balance         $14,295,295.01

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(e)
                                                                     Page 3 of 3



Navistar Financial 1999-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000     (0.4259)%              May           2001      1.4188 %
  December     2000      0.6460 %              June          2001      1.6392 %
  January      2001      1.9707 %              July          2001      0.4409 %
  February     2001      1.2870 %              August        2001      (0.2123)%
  March        2001      0.3899 %              September     2001      (0.7100)%
  April        2001      0.1430 %              October       2001      (0.1156)%



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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     2.09726%               May           2001       2.31569%
  December     2000     2.42111%               June          2001       2.15566%
  January      2001     2.56418%               July          2001       1.84440%
  February     2001     2.28075%               August        2001       1.71154%
  March        2001     2.17468%               September     2001       1.82038%
  April        2001     2.32160%               October       2001       1.72451%

                                                                   Exhibit 13(f)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 2000-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Period 2001

Cut-off Date                                                            03/09/00
Original Pool Amount at Cut-off Date                             $380,843,908.73
Cut-off Date                                                            03/13/00
Original Pool Amount at Cut-off Date                              $74,413,256.03
Cut-off Date                                                            03/20/00
Original Pool Amount at Cut-off Date                              $19,742,835.24

Beginning Pool Balance as of 11/01/00                            $384,929,019.74
Beginning Pool Factor as of 11/01/00                                   0.8103769

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                           $129,014,458.15
  Interest Collected                                              $29,593,267.16

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                  $9,852,150.62
Total Additional Deposits                                          $9,852,150.62

Repos/Chargeoffs                                                  $12,046,008.11
Aggregate Number of Notes Charged Off                                      1,825

Total Available Funds                                            $165,815,852.37

Ending Pool Balance as of 10/31/01                               $246,512,577.04
Ending Pool Factor as of 10/31/01                                      0.5189738

Servicing Fee                                                      $3,260,932.73
Repayment of Servicer Advances                                     $2,644,023.56

Reserve Account:
  Beginning Balance as of 11/1/00                                 $20,208,773.54
  Investment Income Earned during the Year                           $895,779.91
  Target Percentage                                                        5.50%
  Target Balance as of 10/31/01                                   $13,558,191.74
  Minimum Balance (2% of Initial Balance)                          $9,105,143.30
  Transfer from/(to) Collections Account                             $750,780.49
  (Release)/Deposit - Includes Investment Income                 ($8,297,142.20)
    Ending Balance as of 10/31/01                                 $13,558,191.74

Delinquencies as of 10/31/01:             Dollars               Notes
                                          -------               -----
Installments:
    1-30 days                        1,650,105.97               1,375
   31-60 days                          367,621.32                 320
     60+ days                          270,637.45                  86

    Total                            2,288,364.74               1,381
Balances: 60+ days                   2,712,064.38                  86

                                                                   Exhibit 13(f)
                                                                     Page 2 of 3

Navistar Financial 2000-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Period 2001

                                                                                      NOTES                                  CLASS B
                                                 TOTAL      CLASS A-1       CLASS A-2       CLASS A-3       CLASS A-4          NOTES

Original Pool Amount Distributions:    $475,000,000.00 $84,000,000.00 $142,000,000.00 $110,000,000.00 $121,187,500.00 $17,812,500.00
 Distribution Percentages                                       0.00%         96.250%           0.00%           0.00%          3.75%
 Coupon                                                        6.080%          6.820%           7.20%          7.340%         7.470%

Beginning Pool Balance                 $384,929,019.74
Ending Pool Balance                    $246,512,577.04
Collected Principal                    $126,370,434.59
Collected Interest                      $29,593,267.16
Charge-Offs                             $12,046,008.11
Liquidation Proceeds/Recoveries          $9,852,150.62
Servicing                                $3,260,932.73
Cash Transfer (to) Reserve Acct.        ($1,390,964.65)
  Total Collections Available
    for Debt Service                   $162,554,919.64

Beginning Balance as of 11/01/00       $384,929,019.74          $0.00 $136,156,681.50 $110,000,000.00 $121,187,500.00 $17,584,838.24

Interest Due                            $23,387,696.45          $0.00   $5,423,760.18   $7,920,000.00   $8,895,162.48  $1,148,773.29
Interest Paid                           $23,387,696.45          $0.00   $5,423,760.18   $7,920,000.00   $8,895,162.48  $1,148,773.29
Principal Due                          $138,416,442.70          $0.00 $133,225,826.08           $0.00           $0.00  $5,190,616.62
Principal Paid                         $138,416,442.70          $0.00 $133,225,826.08           $0.00           $0.00  $5,190,616.62

Ending Balance as of 10/31/01          $246,512,577.04          $0.00   $2,930,855.42 $110,000,000.00 $121,187,500.00 $12,394,221.62
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                       0.000000        0.020640        1.000000        1.000000       0.695816

Total Distributions                    $161,804,139.15          $0.00 $138,649,586.26   $7,920,000.00   $8,895,162.48  $6,339,390.41

Interest Shortfall                               $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
Principal Shortfall                              $0.00          $0.00           $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve)         $0.00          $0.00           $0.00           $0.00           $0.00          $0.00

Excess Servicing                         $2,141,745.14

Beginning Reserve Account Balance       $20,208,773.54
Investment Income Earned
  during the Period                        $895,779.91
Transfer from/(to) collections Account     $750,780.49
(Release)/Draw
  Included Investment Income            $(8,297,142.20)
Ending Reserve Account Balance          $13,558,191.74

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(f)
                                                                     Page 3 of 3



Navistar Financial 2000-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Period 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000      0.8038 %              May           2001       2.1215 %
  December     2000      1.0051 %              June          2001       2.7459 %
  January      2001      0.4345 %              July          2001       2.4771 %
  February     2001      0.1742 %              August        2001       1.1208 %
  March        2001     (0.1408)%              September     2001       0.1232 %
  April        2001      0.8529 %              October       2001      (1.4982)%


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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     1.41865%               May           2001       1.73077%
  December     2000     1.97835%               June          2001       1.69903%
  January      2001     2.17238%               July          2001       1.49752%
  February     2001     2.23015%               August        2001       1.43120%
  March        2001     1.90998%               September     2001       1.40551%
  April        2001     1.88492%               October       2001       1.36412%

                                                                   Exhibit 13(g)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY

Navistar Financial 2000-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

Cut-off Date                                                            11/01/00
Original Pool Amount at Cut-off Date                             $764,710,097.53

Beginning Pool Balance as of 11/01/00                            $741,556,161.94
Beginning Pool Factor as of 11/01/00                                   0.9697219

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                           $250,741,353.94
  Interest Collected                                              $60,792,225.19

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Liquidation Proceeds/Recoveries                                 $12,187,505.57
Total Additional Deposits                                         $12,187,505.57

Repos/Chargeoffs                                                  $26,718,580.58
Aggregate Number of Notes Charged Off                                      3,265

Total Available Funds                                            $322,264,619.45

Ending Pool Balance as of 10/31/01                               $465,552,692.67
Ending Pool Factor as of 10/31/01                                      0.6087963

Servicing Fee                                                      $6,353,393.85
Repayment of Servicer Advances                                     $1,456,465.25

Reserve Account:
  Beginning Balance as of 11/1/00                                 $39,287,200.59
  Investment Income Earned during the Year                         $1,582,757.38
  Target Percentage                                                        5.50%
  Target Balance as of 10/31/01                                   $25,605,398.10
  Minimum Balance (2% of Initial Balance)                         $15,294,201.95
  Transfer from/(to) Collections Account                         ($2,483,881.95)
  (Release)/Deposit - Includes Investment Income                ($12,780,677.92)
    Ending Balance as of 10/31/01                                 $25,605,398.10

Delinquencies as of 10/31/01:             Dollars               Notes
                                          -------               -----
Installments:
    1-30 days                        2,613,972.35               2,328
   31-60 days                          663,536.76                 553
     60+ days                          522,742.47                 156

    Total                            3,800,251.58               2,331
Balances: 60+ days                   5,589,788.40                 156

                                                                   Exhibit 13(g)
                                                                     Page 2 of 3

Navistar Financial 2000-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001

                                                                                      NOTES                                  CLASS B
                                                TOTAL       CLASS A-1       CLASS A-2       CLASS A-3       CLASS A-4          NOTES

Original Pool Amount Distributions:   $764,710,097.53 $140,000,000.00 $232,400,000.00 $184,900,000.00 $178,733,000.00 $28,677,097.53
 Distribution Percentages                                       0.00%         96.250%           0.00%           0.00%          3.75%
 Coupon                                                        6.730%          6.660%          6.670%          6.780%         7.030%

Beginning Pool Balance                $741,556,161.94
Ending Pool Balance                   $465,552,692.67
Collected Principal                   $249,284,888.69
Collected Interest                     $60,792,225.19
Charge-Offs                            $26,718,580.58
Liquidation Proceeds/Recoveries        $12,187,505.57
Servicing                               $6,353,393.85
Cash Transfer (to) Reserve Acct.       ($7,137,416.76)
  Total Collections Available
    for Debt Service                  $315,911,225.60

Beginning Balance as of 11/01/00      $741,556,161.94 $116,846,064.41 $232,400,000.00 $184,900,000.00 $178,733,000.00 $28,677,097.53

Interest Due                           $16,038,286.81   $2,349,502.24  $13,688,784.57  $12,332,829.96  $12,118,097.40  $1,942,424.11
Interest Paid                          $16,038,286.81   $2,349,502.24  $13,688,784.57  $12,332,829.96  $12,118,097.40  $1,942,424.11
Principal Due                         $276,003,469.27 $116,846,064.41 $153,189,002.19           $0.00           $0.00  $5,968,402.67
Principal Paid                        $276,003,469.27 $116,846,064.41 $153,189,002.19           $0.00           $0.00  $5,968,402.67

Ending Balance as of 10/31/01         $465,552,692.67           $0.00  $79,210,997.80 $184,900,000.00 $178,733,000.00 $22,708,694.86
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                       0.000000        0.340839        1.000000        1.000000       0.791876

Total Distributions                   $286,073,353.41 $119,195,566.65 $166,877,786.76  $12,332,829.96  $12,118,097.40  $7,910,826.78

Interest Shortfall                              $0.00           $0.00           $0.00           $0.00           $0.00          $0.00
Principal Shortfall                             $0.00           $0.00           $0.00           $0.00           $0.00          $0.00
 Total Shortfall (required from Reserve         $0.00           $0.00           $0.00           $0.00           $0.00          $0.00

Excess Servicing                        $4,653,534.81

Beginning Reserve Account Balance      $39,287,200.59
Investment Income Earned
  during the Period                     $1,582,757.38
Transfer from/(to) collections Account ($2,483,881.95)
(Release)/Draw
  Included Investment Income          $(12,780,677.92)
Ending Reserve Account Balance         $25,605,398.10

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(g)
                                                                     Page 3 of 3



Navistar Financial 2000-B Owner Trust
For the Months of November 2000 through October 2001
Fiscal Year 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  November     2000        N/A                 May           2001       2.0521 %
  December     2000        N/A                 June          2001       2.5416 %
  January      2001        N/A                 July          2001       2.3084 %
  February     2001     3.0687 %               August        2001       1.3885 %
  March        2001     3.2686 %               September     2001       0.9087 %
  April        2001     2.8715 %               October       2001       0.8617 %


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

     The three month rolling averages reported at each Distribution Date are as follows:

  November     2000     0.47109%               May           2001       1.43062%
  December     2000     0.98899%               June          2001       1.39500%
  January      2001     1.32243%               July          2001       1.32051%
  February     2001     1.44975%               August        2001       1.52171%
  March        2001     1.41980%               September     2001       1.63539%
  April        2001     1.47823%               October       2001       1.58228%

                                                                   Exhibit 13(h)
                                                                     Page 1 of 3
                                 ANNUAL SUMMARY
Navistar Financial 2001-A Owner Trust
For the Months of April 2000 through October 2001
Fiscal Period 2001

Cut-off Date                                                            04/27/01
Original Pool Amount at Cut-off Date                             $257,155,638.25
Cut-off Date                                                            04/30/01
Original Pool Amount at Cut-off Date                              $53,340,411.35
Cut-off Date                                                            05/30/01
Original Pool Amount at Cut-off Date                              $67,396,152.49
Cut-off Date                                                            06/28/01
Original Pool Amount at Cut-off Date                              $22,107,022.10

Beginning Pool Balance as of 4/01/01                             $400,000,000.00
Beginning Pool Factor as of 4/01/01                                    1.0000000

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                            $62,389,586.06
  Interest Collected                                              $19,040,802.15

Additional Deposits:
  Repurchase Amounts                                                       $0.00
  Mandatory Prepayment                                                   $775.81
  Liquidation Proceeds/Recoveries                                    $886,751.04
Total Additional Deposits                                            $886,751.04

Repos/Chargeoffs                                                   $4,177,459.05
Aggregate Number of Notes Charged Off                                        250

Total Available Funds                                             $81,308,972.46

Ending Pool Balance as of 10/31/01                               $334,440,345.87
Ending Pool Factor as of 10/31/01                                      0.8361025

Servicing Fee                                                      $2,089,032.41
Repayment of Servicer Advances                                     $1,008,166.79

Reserve Account:
  Beginning Balance as of 4/01/01                                 $14,748,592.36
  Investment Income Earned during the Year                           $293,021.28
  Target Percentage                                                        5.50%
  Target Balance as of 10/31/01                                   $18,394,219.02
  Minimum Balance (2% of Initial Balance)                          $7,999,984.48
  Transfer from/(to) Collections Account                           $7,909,325.84
  (Release)/Deposit - Includes Investment Income                 ($4,556,720.46)
    Ending Balance as of 10/31/01                                 $18,394,219.02

Delinquencies as of 10/31/01:                Dollars               Notes
                                             -------               -----
Installments:
    1-30 days                              1,600,855.98            1,619
   31-60 days                                333,917.33              328
     60+ days                                124,162.92               80
    Total                                  2,058,936.23            1,619
Balances: 60+ days                         2,610,554.11               80

                                                                   Exhibit 13(h)
                                                                     Page 2 of 3

Navistar Financial 2001-A Owner Trust
For the Months of April 2001 through October 2001
Fiscal Period 2001

                                                                                      NOTES                                CLASS B
                                                 TOTAL      CLASS A-1       CLASS A-2       CLASS A-3      CLASS A-4         NOTES

Original Pool Amount Distributions:    $400,000,000.00 $72,500,000.00 $118,000,000.00 $100,000,000.00 $97,500,000.00 $17,000,000.00
 Distribution Percentages                                     100.00%          0.000%           0.00%          0.00%          0.00%
 Coupon                                                        4.290%          4.470%          4.990%         5.420%         5.590%

Beginning Pool Balance                 $400,000,000.00
Ending Pool Balance                    $334,440,345.87
Collected Principal                     $61,381,419.27
Collected Interest                      $19,040,802.15
Charge-Offs                                $886,751.04
Liquidation Proceeds/Recoveries          $4,177,459.05
Servicing                                $2,089,032.41
Cash Transfer (to) Reserve Acct.          ($377,242.59)
  Total Collections Available
    for Debt Service                    $82,510,648.06

Beginning Balance as of 11/01/00       $400,000,000.00 $72,500,000.00 $118,000,000.00 $100,000,000.00 $92,500,000.00 $17,000,000.00

Interest Due                            $10,010,680.51  $1,085,060.49   $2,901,030.00   $2,744,499.98  $2,757,425.02    $522,665.02
Interest Paid                           $10,010,680.51  $1,085,060.49   $2,901,030.00   $2,744,499.98  $2,757,425.02    $522,665.02
Principal Due                           $65,559,654.13 $65,559,654.13           $0.00           $0.00          $0.00          $0.00
Principal Paid                          $65,559,654.13 $65,559,654.13           $0.00           $0.00          $0.00       $0.00

Ending Balance as of 10/31/01          $334,440,345.87  $6,940,345.87 $118,000,000.00 $100,000,000.00 $92,500,000.00 $17,000,000.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                       0.095733        1.000000        1.000000       1.000000       1.000000

Total Distributions                     $75,570,334.64 $66,644,714.62   $2,901,030.00   $2,744,499.98  $2,757,425.02    $522,665.02

Interest Shortfall                               $0.00          $0.00           $0.00           $0.00          $0.00          $0.00
Principal Shortfall                              $0.00          $0.00           $0.00           $0.00          $0.00          $0.00
 Total Shortfall (required from Reserve)         $0.00          $0.00           $0.00           $0.00          $0.00          $0.00

Excess Servicing                         $4,035,167.64

Beginning Reserve Account Balance       $14,748,592.36
Investment Income Earned
  during the Period                        $293,021.28
Transfer from/(to) collections Account    7,909,325.84
(Release)/Draw
  Included Investment Income            $(4,556,720.46)
Ending Reserve Account Balance          $18,394,219.02

Note:  Ending principal balance includes the effect of the November distribution.

                                                                   Exhibit 13(h)
                                                                     Page 3 of 3



Navistar Financial 2001-A Owner Trust
For the Months of November 2000 through October 2001
Fiscal Period 2001




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

     The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

  April        2001         N/A                July          2001            N/A
  May          2001         N/A                August        2001       1.9843 %
  June         2001         N/A                September     2001       1.7787 %
                                               October       2001       1.1685 %




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

     The three month rolling averages reported at each Distribution Date are as follows:

  April        2001     0.19928%               July          2001       0.53958%
  May          2001     0.34114%               August        2001       0.97602%
  June         2001     0.51365%               September     2001       1.06432%
                                               October       2001       1.09030%