Form 10-K
period 2002-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 2003-01-28
CIK 882590

                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

                                       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                     SECURITIES EXCHANGE ACT OF 1934

                                             For the fiscal year ended October 31, 2002

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
                                                NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 2000-B OWNER TRUST,
                                                NAVISTAR FINANCIAL 2001-A OWNER TRUST,
                                              NAVISTAR FININCIAL 2001-B OWNER TRUST, AND
                                                 NAVISTAR FINANCIAL 2002-A OWNER TRUST

                                         (Exact name of Registrant as specified in its charter)

                              Delaware                                               51-0337491
       --------------------------------------------------------     ---------------------------------------------
                   (State or other jurisdiction of                  (IRS Employer Identification No.)
                   incorporation or organization)

                         2850 West Golf Road
                      Rolling Meadows, Illinois                                        60008
       --------------------------------------------------------     ---------------------------------------------
       (Address of principal executive offices)                                      (Zip Code)

        Registrant's telephone number, including area code (847) 734-4000

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes X
No __

                                                     PART I

Item 1.  Business

      The Navistar  Financial  1998-A Owner Trust,  Navistar  Financial  1999-A  Owner Trust,  Navistar  Financial  2000-A Owner Trust,
Navistar  Financial  2000-B Owner Trust,  Navistar  Financial 2001-A Owner Trust,  Navistar  Financial 2001-B Owner Trust, and Navistar
Financial  2002-A (the "Trusts") were formed pursuant to seven separate Trust  Agreements dated as of June 4, 1998; June 3, 1999; March
9, 2000; March 9, 2000;  November 1, 2000; April 27, 2001;  November 1, 2001; April 30, 2002,  respectively,  among Navistar  Financial
Retail  Receivables  Corporation,  ("NFRRC"),  as seller (the "Seller") and Chase  Manhattan Bank Delaware  (formerly known as Chemical
Bank Delaware),  as owner trustee (the "Trustee").  Retail notes (the "Retail Notes") and security  interests in the vehicles  financed thereby were  transferred to the Trusts in exchange for fixed rate notes (the "Notes") and fixed rate  pass-through  certificates  (the
"Certificates")  which were registered on Registration  Statement Nos. 33-64249,  333-62445,  033-50291,  and 333-67112 and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

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

      As of October 31, 2002 balances in the Trusts were as follows:

                                                                                                Reserve
                                                                            Principal           Account
   Dollar amounts in millions
   ------------------------------------------------------------------- -------------------- -----------------

   Navistar Financial 1998-A Owner Trust                                       $0.0                $0.0
   Navistar Financial 1999-A Owner Trust                                      $84.7               $14.3
   Navistar Financial 2000-A Owner Trust                                     $115.9                $9.5
   Navistar Financial 2000-B Owner Trust                                     $211.1               $15.3
   Navistar Financial 2001-A Owner Trust                                     $183.0               $10.1
   Navistar Financial 2001-B Owner Trust                                     $327.2               $18.0
   Navistar Financial 2002-A Owner Trust                                     $401.8               $22.8

Note: Balances include the effect of the November 2002 distribution in accordance with the Owner Trust Agreements.

                                                                PART II

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (cont'd.)

      As of October 31, 2002, the aggregate shelf  registration  available to NFRRC for issuance of asset-backed  securities was $2,500 million.

      In March 2002, Navistar Financial 1998-A Owner Trust was repurchased.

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

      13(a)      -   Navistar Financial 1998-A Owner Trust

      13(b)      -   Navistar Financial 1999-A Owner Trust

      13(c)      -   Navistar Financial 2000-A Owner Trust

      13(d)      -   Navistar Financial 2000-B Owner Trust

      13(e)      -   Navistar Financial 2001-A Owner Trust

      13(f)      -   Navistar Financial 2001-B Owner Trust

      13(g)      -   Navistar Financial 2002-A Owner Trust

      (b)  Reports on Form 8-K:

      The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2002

        (i)      Form 8-K dated August 15, 2002

       (ii)      Form 8-K dated September 16 2002

      (iii)      Form 8-K dated October 15, 2002

                                                              SIGNATURES

      Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
                                          on behalf of NAVISTAR FINANCIAL 1998-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                                                NAVISTAR FINANCIAL 2000-B OWNER TRUST,
                                                NAVISTAR FINANCIAL 2001-A OWNER TRUST,
                                              NAVISTAR FINANCIAL 2001-B OWNER TRUST, AND
                                                 NAVISTAR FINANCIAL 2002-A OWNER TRUST

                                        (Exact name of Registrant as specified in its charter)

By:    /s/ RONALD D. MARKLE                                                           January 28, 2003
            Ronald D. Markle
            Vice President and Controller
            (Principal Accounting Officer)

                                                             EXHIBIT INDEX

         Exhibit No.           Exhibit

                 3             Articles of Incorporation and By-Laws

                10             Material Contracts

                13(a)          Annual Summary
                                     - Navistar Financial 1998-A Owner Trust

                13(b)          Annual Summary
                                     - Navistar Financial 1999-A Owner Trust

                13(c)          Annual Summary
                                     - Navistar Financial 2000-A Owner Trust

                13(d)          Annual Summary
                                     - Navistar Financial 2000-B Owner Trust

                13(e)          Annual Summary
                                     - Navistar Financial 2001-A Owner Trust

                13(f)          Annual Summary
                                     - Navistar Financial 2001-B Owner Trust

                13(g)          Annual Summary
                                     - Navistar Financial 2002-A Owner Trust

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

                                                                                                                             Exhibit 10
                                           NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                                                          MATERIAL CONTRACTS

      The following material contracts of Navistar Financial Retail Receivables Corporation are incorporated herein by reference:

10.1     Purchase  Agreement  dated  as of June  4,  1998,  between  Navistar  Financial  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  1998-A Owner  Trust,  as Issuer.  Filed on
             Registration No. 33-64249.

10.2     Pooling and Servicing  Agreement dated as of June 4, 1998, among Navistar  Financial  Corporation,  as Servicer,  and Navistar
             Financial Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial  1998-A Owner Trust, as Issuer.  Filed on
             Registration No. 33-64249.

10.3     Trust Agreement dated as of June 4, 1998,  between Navistar  Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 1998-A Owner Trust. Filed on Registration
             No. 33-64249.

10.4     Indenture  dated as of June 4, 1998,  between  Navistar  Financial  1998-A Owner Trust and The Bank of New York,  as Indenture
             Trustee, with respect to Navistar Financial 1998-A Owner Trust.  Filed on Registration No. 33-64249.

10.5     Purchase  Agreement  dated  as of June  3,  1999,  between  Navistar  Financial  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  1999-A Owner  Trust,  as Issuer.  Filed on
             Registration No. 333-62445.

10.6     Pooling and Servicing  Agreement dated as of June 3, 1999, among Navistar  Financial  Corporation , as Servicer,  and Navistar
             Financial Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial  1999-A Owner Trust, as Issuer.  Filed on
             Registration No. 333-62445.

10.7     Trust Agreement dated as of June 3, 1999,  between Navistar  Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 1999-A Owner Trust. Filed on Registration
             No. 333-62445.

10.8     Indenture  dated as of June 3, 1999,  between  Navistar  Financial  1999-A Owner Trust and The Bank of New York,  as Indenture
             Trustee, with respect to Navistar Financial 1999-A Owner Trust.  Filed on Registration No. 333-62445.

10.9     Purchase  Agreement  dated  as of March 9,  2000,  between  Navistar  Financial  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  2000-A Owner  Trust,  as Issuer.  Filed on
             Registration No. 333-62445.

                                                                                                                 Exhibit 10 (continued)

                                           NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                                                          MATERIAL CONTRACTS

10.10    Pooling and Servicing  Agreement dated as of March 9, 2000, among Navistar Financial  Corporation , as Servicer,  and Navistar
             Financial Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial  2000-A Owner Trust, as Issuer.  Filed on
             Registration No. 333-62445.

10.11    Trust Agreement dated as of March 9, 2000,  between Navistar Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 2000-A Owner Trust. Filed on Registration
             No. 333-62445.

10.12    Indenture  dated as of March 9, 2000,  between  Navistar  Financial  2000-A Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2000-A Owner Trust.  Filed on Registration No. 333-62445.

10.13    Purchase  Agreement  dated as of November 1, 2000,  between  Navistar  Financial  Corporation  and Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  2000-B Owner  Trust,  as Issuer.  Filed on
             Registration No. 333-62445.

10.14    Pooling and  Servicing  Agreement  dated as of November 1, 2000,  among  Navistar  Financial  Corporation  , as Servicer,  and
             Navistar  Financial  Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial 2000-B Owner Trust, as Issuer.
             Filed on Registration No. 333-62445.

10.15    Trust Agreement dated as of November 1, 2000,  between  Navistar  Financial Retail  Receivables  Corporation,  as Seller,  and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2000-B  Owner Trust.  Filed on
             Registration No. 333-62445.

10.16    Indenture dated as of November 1, 2000,  between Navistar  Financial 2000-B Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2000-B Owner Trust.  Filed on Registration No. 333-62445.

10.17    Purchase  Agreement  dated as of April 27,  2001,  between  Navistar  Financial  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  2001-A Owner  Trust,  as Issuer.  Filed on
             Registration No. 033-50291.

10.18    Pooling and Servicing Agreement dated as of April 27, 2001, among Navistar Financial  Corporation , as Servicer,  and Navistar
             Financial Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial  2001-A Owner Trust, as Issuer.  Filed on
             Registration No. 033-50291.

10.19    Trust Agreement dated as of April 27, 2001, between Navistar Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 2001-A Owner Trust. Filed on Registration
             No. 033-50291.

10.20    Indenture dated as of April 27, 2001,  between  Navistar  Financial  2001-A Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2001-A Owner Trust.  Filed on Registration No. 033-50291.

                                                                                                                 Exhibit 10 (continued)

                                           NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION

                                                          MATERIAL CONTRACTS

10.21    Purchase  Agreement  dated as of November 1, 2001,  between  Navistar  Financial  Corporation  and Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  2001-B Owner  Trust,  as Issuer.  Filed on
             Registration No. 033-50291.

10.22    Pooling and  Servicing  Agreement  dated as of November 1, 2001,  among  Navistar  Financial  Corporation  , as Servicer,  and
             Navistar  Financial  Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial 2001-B Owner Trust, as Issuer.
             Filed on Registration No. 033-50291.

10.23    Trust Agreement dated as of November 1, 2001,  between  Navistar  Financial Retail  Receivables  Corporation,  as Seller,  and
             Chase  Manhattan  Bank  Delaware,  as Owner  Trustee,  with respect to Navistar  Financial  2001-B  Owner Trust.  Filed on
             Registration No. 033-50291.

10.24    Indenture dated as of November 1, 2001,  between Navistar  Financial 2001-B Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2001-B Owner Trust.  Filed on Registration No. 033-50291.

10.25    Purchase  Agreement  dated as of April 30,  2002,  between  Navistar  Financial  Corporation  and  Navistar  Financial  Retail
             Receivables  Corporation,  as  Purchaser,  with respect to Navistar  Financial  2002-A Owner  Trust,  as Issuer.  Filed on
             Registration No. 333-62445 and 333-67112.

10.26    Pooling and Servicing Agreement dated as of April 30, 2002, among Navistar Financial  Corporation , as Servicer,  and Navistar
             Financial Retail  Receivables  Corporation,  as Seller,  and Navistar  Financial  2002-A Owner Trust, as Issuer.  Filed on
             Registration No. 333-62445 and 333-67112.

10.27    Trust Agreement dated as of April 30, 2002, between Navistar Financial Retail  Receivables  Corporation,  as Seller, and Chase
             Manhattan Bank Delaware,  as Owner Trustee,  with respect to Navistar  Financial 2002-A Owner Trust. Filed on Registration
             No. 333-62445 and 333-67112.

10.28    Indenture dated as of April 30, 2002,  between  Navistar  Financial  2002-A Owner Trust and The Bank of New York, as Indenture
             Trustee, with respect to Navistar Financial 2002-A Owner Trust.  Filed on Registration No. 333-62445 and 333-67112.

                                                                                                                     Exhibit 13(a)
                                                                                                                       Page 1 of 4
                                                            ANNUAL SUMMARY

Navistar Financial 1998-A Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

Cut-off Date                                                                         6/4/98
Original Pool Amount at Cut-off Date                                          $500,864,370.04

Beginning Pool Balance as of 11/1/01                                           $68,037,676.21
Beginning Pool Factor as of 11/1/01                                                 0.1358405

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                         $25,237,485.64
  Interest Collected                                                            $2,072,450.95

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Final Purchase of Receivables                                                $42,464,569.37
  Liquidation Proceeds/Recoveries                                               $1,405,739.34
Total Additional Deposits                                                      $43,870,308.71

Repos/Chargeoffs                                                                  $586,907.78
Aggregate Number of Notes Charged Off                                                     734

Total Available Funds                                                          $70,928,958.72

Ending Pool Balance as of 10/31/02                                                      $0.00
Ending Pool Factor as of 10/31/02                                                        0.00

Servicing Fee                                                                     $243,543.15

Repayment of Servicer Advances                                                    $251,286.58

Reserve Account:
  Beginning Balance as of 11/1/01                                              $10,017,287.40
  Investment Income Earned during the Year                                         $71,933.66
  Target Percentage                                                                       N/A
  Target Balance as if 10/31/02                                                           N/A
  Minimum Balance (2% of Initial Balance)                                                 N/A
  Transfer from/(to) Collections Account                                        $3,360,141.91
  (Release)/Deposit -Includes Investment Income                               ($13,449,362.97)
    Ending Balance as of 10/31/02                                                        0.00

Delinquencies as of 10/31/02:                                                         Dollars     Notes
Installments:
    1-30 days                                                                            0.00         0
   31-60 days                                                                            0.00         0
     60+ days                                                                            0.00         0

    Total                                                                                0.00         0

Balances: 60+ days                                                                       0.00         0

                                                                                                                       Exhibit 13(a)
                                                                                                                         Page 2 of 4
Navistar Financial 1998-A Owner Trust
For the Months of November 2001 through October 2002
Fiscal Year 2002

                                                                                                  NOTES
                                                                        TOTAL          CLASS A               CLASS B

Original Pool Amount Distributions:                           $500,864,370.04  $483,334,000.00        $17,530,370.04
 Distribution Percentage                                                                96.50%                 3.50%
 Coupon                                                                                 5.940%                 6.10%

Beginning Pool Balance                                         $68,037,676.21
Ending Pool Balance                                                     $0.00

Collected Principal                                            $24,986,199.06
Collected Interest                                              $2,072,450.95
Charge-Offs                                                       $586,907.78
Liquidation Proceeds/Recoveries                                 $1,405,739.34
Servicing                                                         $243,543.15
Cash Transfer from Reserve Acct                                         $0.00
  Total Collections Available
    for Debt Service                                           $28,220,846.20

Beginning Balance as of 11/1/01                                $68,037,676.21  $65,656,240.45     $2,381,435.76

Interest Due                                                    $1,448,010.24   $1,396,010.80        $51,999.44
Interest Paid                                                   $1,448,010.24   $1,396,010.80        $51,999.44
Principal Due                                                  $68,037,676.21  $65,656,240.45     $2,381,435.76
Principal Paid                                                 $68,037,676.21  $65,656,240.45     $2,381,435.76

Ending Balance as of 10/31/02                                           $0.00           $0.00             $0.00
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                                   0.00              0.00

Total Distributions                                            $69,485,686.45  $67,052,251.25     $2,381,435.76

Interest Shortfall                                                      $0.00           $0.00             $0.00
Principal Shortfall                                                     $0.00           $0.00             $0.00
 Total Shortfall (required from Reserve)                                $0.00           $0.00             $0.00

Excess Servicing                                                $3,360,141.91

Beginning Reserve Account Balance                              $10,017,287.40
Investment Income Earned during the
   year                                                            $71,933.66
Transfer from/(to) collections Account                          $3,360,141.91
(Release)/Draw
   -Includes Investment Income                                ($13,449,362.97)

Ending Reserve Account Balance                                          $0.00

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                              Exhibit 13(a)
                                                                                                                Page 3 of 4

           Navistar Financial 1998-A Owner Trust
           For the Months of November 2001 through October 2002
           Fiscal Year 2002

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

             The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

                      November            2001          (1.2205)%              February          2002           (2.7724)%
                      December            2001          (0.0541)%              March             2002           (4.2767)%
                      January             2002          (0.5303)%

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

             The three month rolling averages reported at each Distribution Date are as follows:

                      November            2001               1.80032%             February          2002               1.78304%
                      December            2001               1.68167%             March             2002               1.59981%
                      January             2002               1.72512%

                                                                                                             Exhibit 13(b)
                                                                                                               Page 1 of 3
                                                            ANNUAL SUMMARY

Navistar Financial 1999-A Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

Cut-off Date                                                                      06/03/99
Original Pool Amount at Cut-off Date                                          $714,764,750.47

Beginning Pool Balance as of 11/1/01                                          $225,765,549.11
Beginning Pool Factor as of 11/1/01                                                 0.3158599

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                        $138,188,443.87
  Interest Collected                                                           $12,090,323.52

Additional Deposits:
  Repurchase Amounts                                                                   $ 0.00
  Liquidation Proceeds/Recoveries                                              $11,613,042.27
Total Additional Deposits                                                      $11,613,042.27

Repos/Chargeoffs                                                                $5,208,952.33
Aggregate Number of Notes Charged Off                                                   2,666

Total Available Funds                                                         $159,595,656.33

Ending Pool Balance as of 10/31/02                                             $84,664,306.24
Ending Pool Factor as of 10/31/02                                                   0.1184506

Servicing Fee                                                                   $1,542,876.12

Repayment of Servicer Advances                                                  $2,296,153.33

Reserve Account:
  Beginning Balance as of 11/1/01                                              $14,295,295.01
  Investment Income Earned during the Year                                        $284,422.69
  Target Percentage                                                                      5.25%
  Target Balance as of 10/31/02                                                 $4,444,876.08
  Minimum Balance (2% of Initial Balance)                                      $14,295,295.01
  Transfer from/(to) Collections Account                                        $7,515,498.63
  (Release)/Deposit - Includes Investment Income                               ($7,799,921.32)
    Ending Balance as of 10/31/02                                              $14,295,295.01

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:
    1-30 days                                                                      974,367.75              766
   31-60 days                                                                      230,723.09              174
     60+ days                                                                      233,793.97               53

    Total                                                                        1,438,884.81              789
Balances: 60+ days                                                                 708,777.13               53

                                                                                                               Exhibit 13(b)
                                                                                                                 Page 2 of 3

Navistar Financial 1999-A Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

                                                                                                                           NOTES
                                                            TOTAL             CLASS A-1            CLASS A-2             CLASS A-3              LASS A-4         CLASS B NOTES

Original Pool Amount Distributions:               $714,764,750.47       $147,000,000.00      $197,000,000.00       $200,000,000.00       $145,745,000.00        $25,019,750.47
 Distribution Percentages                                                          0.00%                0.00%                 0.00%                96.50%                 3.50%
 Coupon                                                                           5.003%               5.550%                5.950%                6.130%                6.220%

Beginning Pool Balance                            $225,765,549.11
Ending Pool Balance                                $84,664,306.24
Collected Principal                               $135,892,290.54
Collected Interest                                 $12,090,323.52
Charge-Offs                                         $5,208,952.33
Liquidation Proceeds/Recoveries                    $11,613,042.27
Servicing                                           $1,542,876.12
Cash Transfer (to) Reserve Acct.                            $0.00
  Total Collections Available
    for Debt Service                              $158,052,780.21

Beginning Balance as of 11/1/01                   $225,765,549.12                 $0.00                 $0.00        $66,970,770.70       $145,745,000.00        $13,049,778.42

Interest Due                                        $9,436,038.71                 $0.00                 $0.00         $1,034,146.88         $7,745,803.09           $656,088.74
Interest Paid                                       $9,436,038.71                 $0.00                 $0.00         $1,034,146.88         $7,745,803.09           $656,088.74
Principal Due                                     $141,101,242.88                 $0.00                 $0.00        $66,970,770.70        $69,191,928.68         $4,938,543.50
Principal Paid                                    $141,101,242.88                 $0.00                 $0.00        $66,970,770.70        $69,191,928.68         $4,938,543.50

Ending Balance as of 10/31/02                      $84,664,306.24                 $0.00                 $0.00                 $0.00        $76,553,071.32         $8,111,234.92
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.00000               0.00000               0.52525               0.32419

Total Distributions                               $150,537,281.59                 $0.00                 $0.00        $68,004,917.58        $76,937,731.77         $5,594,632.24

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                    $7,515,498.63

Beginning Reserve Account Balance                  $14,295,295.01
Investment Income Earned
  during the Period                                   $284,422.69
Transfer from/(to) collections Account              $7,515,498.63
(Release)/Draw
  Included Investment Income                       $(7,799,921.32)
Ending Reserve Account Balance                     $14,295,295.01

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(b)
                                                                                                                   Page 3 of 3

           Navistar Financial 1999-A Owner Trust
           For the Months of November 2001 through October 2002
           Fiscal Year 2002

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

             The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

                      November            2001           0.0820 %              May               2002           (0.1114)%
                      December            2001           0.4688 %              June              2002           (1.1642)%
                      January             2002          (2.2372)%              July              2002           (3.1872)%
                      February            2002          (1.8587)%              August            2002           (6.3560)%
                      March               2002          (2.4082)%              September         2002           (7.0947)%
                      April               2002          (0.3342)%              October           2002           (8.2638)%

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

             The three month rolling averages reported at each Distribution Date are as follows:

                      November            2001          1.71677%               May               2002            1.36195%
                      December            2001          1.61617%               June              2002            1.18104%
                      January             2002          1.87489%               July              2002            1.06190%
                      February            2002          1.83065%               August            2002            1.01741%
                      March               2002          1.74353%               September         2002            0.93871%
                      April               2002          1.57543%               October           2002            0.82208%

                                                                                                             Exhibit 13(c)
                                                                                                               Page 1 of 3
                                                            ANNUAL SUMMARY

Navistar Financial 2000-A Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

Cut-off Date                                                                      3/9/00
Original Pool Amount at Cut-off Date                                          $380,843,908.73
Cut-off Date                                                                      3/13/00
Original Pool Amount at Cut-off Date                                           $74,413,256.03
Cut-off Date                                                                      3/20/00
Original Pool Amount at Cut-off Date                                           $19,742,835.24

Beginning Pool Balance as of 11/1/01                                          $246,512,577.04
Beginning Pool Factor as of 11/1/01                                                  0.518974

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                        $127,154,531.07
  Interest Collected                                                           $16,224,412.61

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Liquidation Proceeds/Recoveries                                               $7,754,775.50
Total Additional Deposits                                                       $7,754,775.50

Repos/Chargeoffs                                                                $4,255,056.61
Aggregate Number of Notes Charged Off                                                   1,339

Total Available Funds                                                         $150,362,903.35

Ending Pool Balance as of 10/31/02                                            $115,873,805.19
Ending Pool Factor as of 10/31/02                                                   0.2439449

Servicing Fee                                                                   $1,833,726.50

Repayment of Servicer Advances                                                    $770,815.83

Reserve Account:
  Beginning Balance as of 11/1/01                                              $13,558,191.74
  Investment Income Earned during the Year                                        $199,379.93
  Target Percentage                                                                      5.50%
  Target Balance as of 10/31/02                                                 $6,373,059.29
  Minimum Balance (2% of Initial Balance)                                       $9,500,000.00
  Transfer from/(to) Collections Account                                        $4,492,211.30
  (Release)/Deposit - Includes Investment Income                               ($8,749,782.97)
    Ending Balance as of 10/31/02                                               $9,500,000.00

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:
    1-30 days                                                                   $1,190,830.68              778
   31-60 days                                                                     $632,567.80              159
     60+ days                                                                     $223,453.33               34

    Total                                                                       $2,046,851.81              794
Balances: 60+ days                                                              $1,116,192.52               34

                                                                                                               Exhibit 13(c)
                                                                                                                 Page 2 of 3

Navistar Financial 2000-A Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

                                                                                                                            NOTES
                                                            TOTAL              CLASS A-1            CLASS A-2             CLASS A-3             CLASS A-4         CLASS B NOTES

Original Pool Amount Distributions:               $475,000,000.00         $84,000,000.00      $142,000,000.00       $110,000,000.00       $121,187,500.00        $17,812,500.00
 Distribution Percentages                                                           0.00%                0.00%                 0.00%              96.25%                   3.75%
 Coupon                                                                            6.080%               6.820%                7.200%              7.340%                  7.470%

Beginning Pool Balance                            $246,512,577.04
Ending Pool Balance                               $115,873,805.19
Collected Principal                               $126,383,715.24
Collected Interest                                 $16,224,412.61
Charge-Offs                                         $4,255,056.61
Liquidation Proceeds/Recoveries                     $7,754,775.50
Servicing                                           $1,833,726.50
Cash Transfer (to) Reserve Acct.                     ($361,485.42)
  Total Collections Available
    for Debt Service                              $148,167,691.43

Beginning Balance as of 11/1/01                   $246,512,577.04                 $0.00         $2,930,855.42       $110,000,000.00       $121,187,500.00        $12,394,221.62

Interest Due                                       $13,398,193.71                 $0.00            $16,657.03         $3,760,622.13         $8,871,936.91           $748,977.64
Interest Paid                                      $13,398,193.71                 $0.00            $16,657.03         $3,760,622.13         $8,871,936.91           $748,977.64
Principal Due                                     $130,638,771.85                 $0.00         $2,930,855.42       $110,000,000.00        $12,808,962.49         $4,898,953.94
Principal Paid                                    $130,638,771.85                 $0.00         $2,930,855.42       $110,000,000.00        $12,808,962.49         $4,898,953.94

Ending Balance as of 10/31/02                     $115,873,805.19                 $0.00                 $0.00                 $0.00       $108,378,537.51         $7,495,267.68
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.00000               0.00000              0.894305              0.420787

Total Distributions                               $144,036,956.56                 $0.00         $2,947,512.45       $113,760,622.13        $21,680,899.40         $5,647,931.58

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                    $4,853,696.72

Beginning Reserve Account Balance                  $13,558,191.74
Investment Income Earned
  during the Period                                   $199,379.93
Transfer from/(to) collections Account              $4,492,211.30
(Release)/Draw
  Included Investment Income                       ($8,749,782.97)
Ending Reserve Account Balance                      $9,500,000.00

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(c)
                                                                                                                   Page 3 of 3

    Navistar Financial 2000-A Owner Trust
    For the Months of November 2001 through October 2002
    Fiscal Year 2002

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

    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

             November            2001        (1.5074)%          May                2002           1.0239%
             December            2001        (0.7285)%          June               2002           0.8986%
             January             2002        (0.2922)%          July               2002          (0.7327)%
             February            2002        (0.7422)%          August             2002          (3.2433)%
             March               2002        (1.3013)%          September          2002          (3.8909)%
             April               2002        (0.7146)%          October            2002          (3.3391)%

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

    The three month rolling averages reported at each Distribution Date are as follows:

           November              2001          1.33657%         May                2002          0.99916%
           December              2001          1.33810%         June               2002          0.96648%
           January               2002          1.52628%         July               2002          1.05807%
           February              2002          1.47392%         August             2002          1.06105%
           March                 2002          1.34755%         September          2002          1.07787%
           April                 2002          1.13686%         October            2002          0.96525%

                                                                                                                          Exhibit 13(d)
                                                                                                                            Page 1 of 3
                                                            ANNUAL SUMMARY

Navistar Financial 2000-B Owner Trust
For the Months of November 2001 through October 2002
Fiscal Year 2002

Cut-off Date                                                                     11/01/2000
Original Pool Amount at Cut-off Date                                          $764,710,097.53

Beginning Pool Balance as of 11/1/01                                          $465,552,692.67
Beginning Pool Factor as of 11/1/01                                                 0.6087963

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                        $248,367,308.49
  Interest Collected                                                           $32,068,487.24

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Liquidation Proceeds/Recoveries                                              $21,359,002.27
Total Additional Deposits                                                      $21,359,002.27

Repos/Chargeoffs                                                               $12,441,651.50
Aggregate Number of Notes Charged Off                                                   3,870

Total Available Funds                                                         $295,473,640.62

Ending Pool Balance as of 10/31/02                                            $211,064,890.06
Ending Pool Factor as of 10/31/02                                                   0.2760064

Servicing Fee                                                                   $3,353,757.67

Repayment of Servicer Advances                                                  $6,321,157.38

Reserve Account:
  Beginning Balance as of 11/1/01                                              $25,605,398.10
  Investment Income Earned during the Year                                        $355,187.16
  Target Percentage                                                                      5.50%
  Target Balance as of 10/31/02                                                $11,608,568.95
  Minimum Balance (2% of Initial Balance)                                      $15,294,201.95
  Transfer from/(to) Collections Account                                       $15,001,252.49
  (Release)/Deposit - Includes Investment Income                              ($25,667,635.80)
    Ending Balance as of 10/31/02                                              $15,294,201.95

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:
    1-30 days                                                                    1,786,433.76            1,459
   31-60 days                                                                      503,097.61              330
     60+ days                                                                      199,761.55               84

    Total                                                                        2,489,292.92            1,487

Balances: 60+ days                                                               2,385,606.96               84

                                                                                                               Exhibit 13(d)
                                                                                                                 Page 2 of 3

Navistar Financial 2000-B Owner Trust
For the Months of November 2001 to October 2002
Fiscal Year 2002

                                                                                                                             NOTES
                                                            TOTAL             CLASS A-1             CLASS A-2             CLASS A-3             CLASS A-4               CLASS B

Original Pool Amount Distributions:               $764,710,097.53       $140,000,000.00       $232,400,000.00       $184,900,000.00       $178,733,000.00        $28,677,097.53
 Distribution Percentages                                                          0.00%                 0.00%                96.25%                 0.00%                 3.75%
 Coupon                                                                           6.730%                6.660%                6.670%                6.780%                7.030%

Beginning Pool Balance                            $465,552,692.67
Ending Pool Balance                               $211,064,890.06
Collected Principal                               $242,046,151.11
Collected Interest                                 $32,068,487.24
Charge-Offs                                        $12,441,651.50
Liquidation Proceeds/Recoveries                    $21,359,002.27
Servicing                                           $3,353,757.67
Cash Transfer (to) Reserve Acct.                     ($525,675.95)
  Total Collections Available
    for Debt Service                              $291,594,207.00

Beginning Balance as of 11/1/01                   $465,552,692.67                 $0.00        $79,210,997.80       $184,900,000.00       $178,733,000.00        $22,708,694.86

Interest Due                                       $22,630,557.85                 $0.00         $1,061,619.60         $8,197,527.35        $12,118,097.40         $1,253,313.50
Interest Paid                                      $22,630,557.85                 $0.00         $1,061,619.60         $8,197,527.35        $12,118,097.40         $1,253,313.50
Principal Due                                     $254,487,802.61                 $0.00        $79,210,997.80       $165,733,512.21                 $0.00         $9,543,292.60
Principal Paid                                    $254,487,802.61                 $0.00        $79,210,997.80       $165,733,512.21                 $0.00         $9,543,292.60

Ending Balance as of 10/31/02                     $211,064,890.06                 $0.00                 $0.00        $19,166,487.79       $178,733,000.00        $13,165,402.26
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.00000               0.10366              1.000000               0.45909

Total Distributions                               $277,118,360.46                 $0.00        $80,272,617.40       $173,931,039.56        $21,118,097.40        $10,796,606.10

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                   $15,526,928.44

Beginning Reserve Account Balance                  $25,605,398.10
Investment Income Earned
  during the Period                                   $355,187.16
Transfer from/(to) collections Account             $15,001,252.49
(Release)/Draw
  Included Investment Income                      ($25,667,635.80)
Ending Reserve Account Balance                     $15,294,201.95

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(d)
                                                                                                                   Page 3 of 3

    Navistar Financial 2000-B Owner Trust
    For the Months of November 2001 through October 2002
    Fiscal Year 2002

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

    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

             November            2001        (0.1983)%          May                2002       1.0939%
             December            2001         0.4686 %          June               2002       0.2767%
             January             2002        (1.1194)%          July               2002      (3.7449)%
             February            2002        (0.1715)%          August             2002      (7.4958)%
             March               2002        (0.7233)%          September          2002      (8.0349)%
             April               2002         1.2915 %          October            2002      (5.6217)%

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

    The three month rolling averages reported at each Distribution Date are as follows:

           November              2001          1.41260%         May                  2002       1.17868%
           December              2001          1.50549%         June                 2002       1.09468%
           January               2002          1.67280%         July                 2002       0.88879%
           February              2002          1.72073%         August               2002       0.96307%
           March                 2002          1.50864%         September            2002       1.04097%
           April                 2002          1.47566%         October              2002       1.09658%

                                                                                                                          Exhibit 13(e)
                                                                                                                            Page 1 of 3
                                                            ANNUAL SUMMARY
Navistar Financial 2001-A Owner Trust
For the Months of November 2001 through October 2002
Fiscal Year 2002

Cut-off Date                                                                     04/27/01
Original Pool Amount at Cut-off Date                                          $257,155,638.25
Cut-off Date                                                                     04/30/01
Original Pool Amount at Cut-off Date                                           $53,340,411.35
Cut-off Date                                                                     05/30/01
Original Pool Amount at Cut-off Date                                           $67,396,152.49
Cut-off Date                                                                     06/28/01
Original Pool Amount at Cut-off Date                                           $22,107,022.10

Beginning Pool Balance as of 11/01/01                                         $334,440,345.87
Beginning Pool Factor as of 11/01/01                                                0.8361025

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                        $145,757,022.41
  Interest Collected                                                           $24,301,209.65

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Liquidation Proceeds/Recoveries                                               $5,734,340.38
Total Additional Deposits                                                       $5,734,340.38

Repos/Chargeoffs                                                                $6,505,201.77
Aggregate Number of Notes Charged Off                                                   1,512

Total Available Funds                                                         $174,942,793.28

Ending Pool Balance as of 10/31/02                                            $183,027,900.85
Ending Pool Factor as of 10/31/02                                                   0.4575706

Servicing Fee                                                                   $2,595,093.40
Repayment of Servicer Advances                                                    $849,779.16

Reserve Account:
  Beginning Balance                                                            $18,394,219.02
  Investment Income Earned during the Year                                        $259,443.10
  Target Percentage                                                                      5.50%
  Target Balance                                                               $10,066,534.55
  Minimum Balance (2% of Initial Balance)                                       $7,999,984.48
  Transfer from/(to) Collections Account                                        $7,785,592.05
  (Release)/Deposit - Includes Investment Income                              ($16,372,719.62)
    Ending Balance as of 10/31/02                                              $10,066,534.55

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:
    1-30 days                                                                    1,334,220.05            1,116
   31-60 days                                                                      505,173.51              312
     60+ days                                                                      113,136.90               77
    Total                                                                        1,952,530.46            1,131
Balances: 60+ days                                                               1,856,715.21               77

                                                                                                               Exhibit 13(e)
                                                                                                                 Page 2 of 3

Navistar Financial 2001-A Owner Trust
For the Months of November 2001 through October 2002
Fiscal Year 2002

                                                                                                                            NOTES
                                                            TOTAL             CLASS A-1             CLASS A-2             CLASS A-3             CLASS A-4               CLASS B

Original Pool Amount Distributions:               $400,000,000.00        $72,500,000.00       $118,000,000.00       $100,000,000.00        $92,500,000.00        $17,000,000.00
 Distribution Percentages                                                          0.00%                 0.00%                95.75%                 0.00%                 4.25%
 Coupon                                                                           4.290%                4.470%                4.990%                5.420%                5.590%

Beginning Pool Balance                            $334,440,345.87
Ending Pool Balance                               $183,027,900.85
Collected Principal                               $144,907,243.25
Collected Interest                                 $24,301,209.65
Charge-Offs                                         $6,505,201.77
Liquidation Proceeds/Recoveries                     $5,734,340.38
Servicing                                           $2,595,093.40
Cash Transfer (to) Collection Acct.                    ($7,428.85)
  Total Collections Available
    for Debt Service                              $172,340,271.03

Beginning Balance as of 11/1/01                   $334,440,345.87         $6,940,345.87       $118,000,000.00       $100,000,000.00        $92,500,000.00        $17,000,000.00

Interest Due                                       $13,149,662.81            $26,465.85         $2,404,548.08         $4,917,751.69         $5,013,500.04           $787,397.15
Interest Paid                                      $13,149,662.81            $26,465.85         $2,404,548.08         $4,917,751.69         $5,013,500.04           $787,397.15
Principal Due                                     $151,412,445.02         $6,940,345.87       $118,000,000.00        $20,332,034.94                 $0.00         $6,140,064.21
Principal Paid                                    $151,412,445.02         $6,940,345.87       $118,000,000.00        $20,332,034.94                 $0.00         $6,140,064.21

Ending Balance as of 10/31/02                     $183,027,900.85                 $0.00                 $0.00        $79,667,965.06        $92,500,000.00        $10,859,935.79
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.00000               0.79668              1.000000               0.63882

Total Distributions                               $164,562,107.83         $6,966,811.72       $120,404,548.08        $25,249,786.63         $5,013,500.04         $6,927,461.36

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                    $7,793,020.90

Beginning Reserve Account Balance                  $18,394,219.02
Investment Income Earned
  during the Period                                   $259,443.10
Transfer from/(to) collections Account              $7,785,592.05
(Release)/Draw
  Included Investment Income                      ($16,372,719.62)
Ending Reserve Account Balance                     $10,066,534.55

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(e)
                                                                                                                   Page 3 of 3

    Navistar Financial 2001-A Owner Trust
    For the Months of November 2001 through October 2002
    Fiscal Year 2002

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

    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

             November            2001         0.3229 %          May                   2002         (0.1489)%
             December            2001         0.7127 %          June                  2002          0.7169%
             January             2002         0.6674 %          July                  2002         (0.0612)%
             February            2002         1.1584 %          August                2002          0.3285%
             March               2002         0.6324 %          September             2002         (0.3194)%
             April               2002         1.1043 %          October               2002          0.2006%

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

    The three month rolling averages reported at each Distribution Date are as follows:

           November              2001          0.81163%         May                  2002          0.87883%
           December              2001          0.87814%         June                 2002          0.87373%
           January               2002          0.96329%         July                 2002          0.86103%
           February              2002          1.02708%         August               2002          0.89586%
           March                 2002          1.07544%         September            2002          0.90526%
           April                 2002          0.99994%         October              2002          0.98045%

                                                                                                                          Exhibit 13(f)
                                                                                                                            Page 1 of 3
                                                            ANNUAL SUMMARY
Navistar Financial 2001-B Owner Trust
For the Months of November 2001 through October 2002
Fiscal Period 2002

Cut-off Date                                                                     11/01/01
Original Pool Amount at Cut-off Date                                          $292,329,093.98
Cut-off Date                                                                     11/01/01
Original Pool Amount at Cut-off Date                                           $59,897,861.72
Cut-off Date                                                                     12/10/01
Original Pool Amount at Cut-off Date                                          $117,139,017.24
Cut-off Date                                                                      1/14/01
Original Pool Amount at Cut-off Date                                           $30,633,447.04

Beginning Pool Balance as of 11/01/01                                         $488,173,121.74
Beginning Pool Factor as of 11/01/01                                                1.0000000

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                        $154,423,759.07
  Interest Collected                                                           $34,109,316.70

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Liquidation Proceeds/Recoveries                                               $4,009,762.45
Total Additional Deposits                                                       $4,009,762.45

Repos/Chargeoffs                                                                $7,602,043.57
Aggregate Number of Notes Charged Off                                                     897

Total Available Funds                                                         $191,457,535.33

Ending Pool Balance as of 10/31/02                                            $327,232,621.99
Ending Pool Factor as of 10/31/02                                                   0.6544660

Servicing Fee                                                                   $4,004,638.15
Repayment of Servicer Advances                                                  $1,085,302.89

Reserve Account:
  Beginning Balance as of 11/1/01                                              $18,168,129.95
  12/01/01 transfer                                                             $5,564,103.32
  01/14/02 transfer                                                             $1,455,088.73
  Investment Income Earned during the Year                                        $385,427.42
  Target Percentage                                                                      5.50%
  Target Balance as of 10/31/02                                                $17,997,794.21
  Minimum Balance (2% of Initial Balance)                                       $9,999,988.40
  Transfer from/(to) Collections Account                                       $12,333,509.43
  (Release)/Deposit - Includes Investment Income                              ($19,908,464.64)
    Ending Balance as of 10/31/02                                              $17,997,794.21

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:    1-30 days                                                       1,769,300.22            1,641
                31-60 days                                                         322,146.23              291
                  60+ days                                                         138,601.76               63
                     Total                                                       2,230,048.21            1,641
Balances: 60+ days                                                               2,248,375.43               63

                                                                                                               Exhibit 13(f)
                                                                                                                 Page 2 of 3

Navistar Financial 2001-B Owner Trust
For the Months of November 2001 through October 2002
Fiscal Period 2002

                                                                                                                             NOTES
                                                            TOTAL             CLASS A-1             CLASS A-2             CLASS A-3             CLASS A-4               CLASS B

Original Pool Amount Distributions:               $500,000,000.00        $79,638,000.00       $131,715,000.00       $179,000,000.00        $90,897,000.00        $18,750,000.00
 Distribution Percentages                                                          0.00%                96.25%                 0.00%                 0.00%                 3.75%
 Coupon                                                                           2.440%                2.830%                 2.05%                4.370%                4.830%

Beginning Pool Balance                            $488,173,121.74
Ending Pool Balance                               $327,232,621.99
Collected Principal                               $153,338,456.18
Collected Interest                                 $34,109,316.70
Charge-Offs                                         $7,602,043.57
Liquidation Proceeds/Recoveries                     $4,009,762.45
Servicing                                           $4,004,638.15
Cash Transfer (to) Reserve Acct.                      ($13,050.82)
  Total Collections Available
    for Debt Service                              $187,439,846.36

Beginning Balance as of 11/01/01                  $488,173,701.76        $67,811,701.76       $131,715,000.00       $179,000,000.00        $90,897,000.00        $18,750,000.00

Interest Due                                       $12,210,981.94           $449,748.92         $3,094,386.89         $3,831,123.53         $3,972,198.96           $863,523.64
Interest Paid                                      $12,210,981.94           $449,748.92         $3,094,386.89         $3,831,123.53         $3,972,198.96           $863,523.64
Principal Due                                     $160,940,499.75        $67,811,701.76        $89,637,026.34                 $0.00                 $0.00         $3,492,351.67
Mandatory Prepayments                                     $580.02               $580.02
Principal Paid                                    $160,941,079.77        $67,811,121.74        $89,637,026.34                 $0.00                 $0.00         $3,492,351.67

Ending Balance as of 10/31/02                     $327,232,621.99                 $0.00        $42,077,973.66       $179,000,000.00        $90,897,000.00        $15,257,648.33
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.31946               1.00000               1.00000               0.81374

Total Distributions                               $173,152,061.71        $68,261,450.68        $92,731,413.23         $3,831,123.53         $3,972,198.96         $4,355,875.31

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                   $12,346,560.25

Beginning Reserve Account Balance                  $18,168,129.95
12/10/01 transfer                                   $5,564,103.32
1/14/02 transfer                                    $1,455,088.76
Investment Income Earned
  during the Period                                   $385,427.42
Transfer from/(to) collections Account             $12,333,509.43
(Release)/Draw
  Included Investment Income                      ($19,908,464.64)
Ending Reserve Account Balance                     $17,997,794.21

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(f)
                                                                                                                   Page 3 of 3

    Navistar Financial 2001-B Owner Trust
    For the Months of November 2001 through October 2002
    Fiscal Period 2002

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

    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

             November            2001            N/A            May                2002       1.3235%
             December            2001         0.0000 %          June               2002       1.6353%
             January             2002         0.0000 %          July               2002       0.7658%
             February            2002         0.2044 %          August             2002       1.0912%
             March               2002         0.5063 %          September          2002       0.6344%
             April               2002         1.4306 %          October            2002      (0.0817)%

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

    The three month rolling averages reported at each Distribution Date are as follows:

             November            2001             N/A           May                2002       0.45126%
             December            2001         0.24062%          June               2002       0.44579%
             January             2002         0.39711%          July               2002       0.46168%
             February            2002         0.47815%          August             2002       0.52290%
             March               2002         0.52323%          September          2002       0.61240%
             April               2002         0.48307%          October            2002       0.66485%

                                                                                                                          Exhibit 13(g)
                                                                                                                            Page 1 of 3
                                                            ANNUAL SUMMARY

Navistar Financial 2002-A Owner Trust
For the Months of May 2002 through October 2002
Fiscal Year 2002

Cut-off Date                                                                      4/30/02
Original Pool Amount at Cut-off Date                                          $317,954,886.53
Cut-off Date                                                                      4/30/02
Original Pool Amount at Cut-off Date                                           $69,994,775.15
Cut-off Date                                                                      5/31/02
Original Pool Amount at Cut-off Date                                          $112,050,220.64

Beginning Pool Balance as of 5/01/02                                          $499,999,882.32
Beginning Pool Factor as of 2/01/02                                                 1.0000000

Principal and Interest Collections:
  Principal Collected
    (Including Servicer Advance Repay)                                         $97,762,644.00
  Interest Collected                                                           $18,585,506.71

Additional Deposits:
  Repurchase Amounts                                                                    $0.00
  Liquidation Proceeds/Recoveries                                                 $311,769.86
Total Additional Deposits                                                         $311,769.86

Repos/Chargeoffs                                                                $1,401,616.20
Aggregate Number of Notes Charged Off                                                     125

Total Available Funds                                                         $115,713,677.98

Ending Pool Balance as of 10/31/02                                            $401,781,864.71
Ending Pool Factor as of 10/31/02                                                   0.8035639

Servicing Fee                                                                   $2,542,189.04
Repayment of Servicer Advances                                                    $946,242.59

Reserve Account:
  Beginning Balance as of 5/1/02                                               $20,699,183.88
  5/31 transfer                                                                 $5,621,744.35
  Investment Income Earned during the Year                                        $215,856.34
  Target Percentage                                                                      5.50%
  Target Balance as of 10/31/02                                                $22,098,002.56
  Minimum Balance (2% of Initial Balance)                                       $9,999,997.65
  Transfer from/(to) Collections Account                                        $4,796,345.46
  (Release)/Deposit - Includes Investment Income                               ($8,557,546.44)
    Ending Balance as of 10/31/02                                              $22,775,583.59

Delinquencies as of 10/31/02:                                                      Dollars               Notes
Installments:
    1-30 days                                                                    1,412,625.08            1,366
   31-60 days                                                                      267,886.00              231
     60+ days                                                                       64,961.69               29

    Total                                                                        1,745,472.77            1,366
Balances: 60+ days                                                               1,581,235.77               29

                                                                                                               Exhibit 13(g)
                                                                                                                 Page 2 of 3

Navistar Financial 2002-A Owner Trust
For the Months of November 2001 through October 2002
Fiscal Year 2002

                                                                                                                            NOTES
                                                            TOTAL             CLASS A-1             CLASS A-2             CLASS A-3             CLASS A-4         CLASS B NOTES

Original Pool Amount Distributions:               $500,000,000.00        $73,000,000.00       $182,000,000.00       $104,000,000.00       $121,000,000.00        $20,000,000.00
 Distribution Percentages                                                          0.00%                96.00%                 0.00%                 0.00%                 4.00%
 Coupon                                                                           1.960%                3.070%                4.090%                4.760%                4.950%

Beginning Pool Balance                            $499,999,882.32
Ending Pool Balance                               $401,781,864.71
Collected Principal                                $96,816,401.41
Collected Interest                                 $18,585,506.71
Charge-Offs                                         $1,401,616.20
Liquidation Proceeds/Recoveries                       $311,769.86
Servicing                                           $2,542,189.04
Cash Transfer (to) Reserve Acct.                            $0.00
  Total Collections Available
    for Debt Service                              $113,171,488.94

Beginning Balance as of 11/01/01                  $500,000,000.00        $73,000,000.00       $182,000,000.00       $104,000,000.00       $121,000,000.00        $20,000,000.00

Interest Due                                        $9,283,187.97           $317,917.81         $3,006,544.67         $2,304,033.35         $3,119,783.35           $534,908.79
Interest Paid                                       $9,283,187.97           $317,917.81         $3,006,544.67         $2,304,033.35         $3,119,783.35           $534,908.79
Principal Due                                      $98,218,135.29        $73,000,000.00        $24,209,409.88                 $0.00                 $0.00         $1,008,725.41
Principal Paid                                     $98,218,135.29        $73,000,000.00        $24,209,409.88                 $0.00                 $0.00         $1,008,725.41

Ending Balance as of 10/31/02                     $401,781,864.71                 $0.00       $157,790,590.12       $104,000,000.00       $121,000,000.00        $18,991,274.59
Note/Certificate Pool Factor
 (Ending Balance/Original Pool Amount)                                          0.00000               0.86698               1.00000               1.00000               0.94956

Total Distributions                               $107,501,323.26        $73,317,917.81        $27,215,954.55         $2,304,033.35         $3,119,783.35         $1,543,634.20

Interest Shortfall                                          $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
Principal Shortfall                                         $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00
 Total Shortfall (required from Reserve)                    $0.00                 $0.00                 $0.00                 $0.00                 $0.00                 $0.00

Excess Servicing                                    $4,796,345.46

Beginning Reserve Account Balance                  $20,699,183.88
5/31 transfer                                       $5,621,744.35
Investment Income Earned
  during the Period                                   $215,856.34
Transfer from/(to) collections Account              $4,796,345.46
(Release)/Draw
  Included Investment Income                       ($8,557,546.44)
Ending Reserve Account Balance                     $22,775,583.59

Note:  Ending principal balance includes the effect of the November distribution.

                                                                                                                 Exhibit 13(g)
                                                                                                                   Page 3 of 3

    Navistar Financial 2002-A Owner Trust
    For the Months of November 2001 through October 2002
    Fiscal Year 2002

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

    The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

             November            2001              N/A          May                2002            N/A
             December            2001              N/A          June               2002         0.0000%
             January             2002              N/A          July               2002         0.0000%
             February            2002              N/A          August             2002         0.2940%
             March               2002              N/A          September          2002         0.3194%
             April               2002              N/A          October            2002        (0.0129)%

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

    The three month rolling averages reported at each Distribution Date are as follows:

             November            2001              N/A          May                2002            N/A
             December            2001              N/A          June               2002        0.16350%
             January             2002              N/A          July               2002        0.18233%
             February            2002              N/A          August             2002        0.24403%
             March               2002              N/A          September          2002        0.34706%
             April               2002              N/A          October            2002        0.37617%