Form 10-K
period 2003-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 2004-01-29
CIK 882590

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended October 31, 2003

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
                    NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2000-B OWNER TRUST,
                    NAVISTAR FINANCIAL 2001-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2001-B OWNER TRUST,
                    NAVISTAR FINANCIAL 2002-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2002-B OWNER TRUST,
                  NAVISTAR FINANCIAL 2003-A OWNER TRUST, AND
                     NAVISTAR FINANCIAL 2003-B OWNER TRUST
             (Exact name of Registrant as specified in its charter)

        Delaware                               51-0337491
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

         2850 West Golf Road                       60008
      Rolling Meadows, Illinois                 (Zip Code)
(Address of principal executive offices)

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

--------------------------------------------------------------------------------

                               PART I

Item 1.  Business

The Navistar  Financial  1999-A Owner Trust,  Navistar  Financial  2000-A Owner
Trust,  Navistar Financial 2000-B Owner Trust,  Navistar Financial 2001-A Owner
Trust,  Navistar Financial 2001-B Owner Trust,  Navistar Financial 2002-A Owner
Trust,  Navistar Financial 2002-B Owner Trust,  Navistar Financial 2003-A Owner
Trust,  and Navistar  Financial  2003-B Owner Trust (the  "Trusts") were formed pursuant to nine separate Trust  Agreements  dated as of June 3, 1999; March 9,
2000;  November 1, 2000;  April 27,  2001;  November 1, 2001;  April 30,  2002;
November 19, 2002;  June 5, 2003;  and October 31,  2003,  respectively,  among
Navistar Financial Retail Receivables  Corporation,  ("NFRRC"),  as seller (the
"Seller") and Chase Manhattan Bank USA,  National  Association  (formerly known as Chemical  Bank  Delaware),  as owner trustee (the  "Trustee").  Retail notes and related security  interests in  the  financed  vehicles  and  a  beneficial interest in a  pool  of commercial retail leases financing vehicle (the "Retail
Contracts") were transferred  to the Trusts in exchange  for fixed or  floating rate notes (the "Notes") and  pass-through  certificates  (the  "Certificates")
which  were registered on Registration  Statement Nos.  333-62445 and 333-67112
and sold to the public in reliance on Rule 415 under the Securities Act of 1933.

NFRRC  is  a  wholly-owned   subsidiary  of  Navistar  Financial   Corporation.
Pursuant to a Pooling and  Servicing  Agreement or a Servicing  Agreement  (the
"Agreement") for each Trust,  Navistar  Financial  Corporation acts as servicer
(the  "Servicer")  and, in that capacity,  manages,  services,  administers and makes  collections  on the  Retail  Contracts.  Each  Agreement  provides  that collections  shall be  distributed to noteholders  and  certificateholders  and otherwise used in accordance  with the  priorities set forth therein.  Pursuant to  each  Agreement,  the  Seller  established  a  reserve  account  as  credit enhancement  for each Trust.  Amounts on deposit in each reserve  account after payments to security  holders  and the  Servicer  are paid to the Seller to the extent that such amounts exceed a specified  reserve  account  target  balance.
The specified  reserve account target balance cannot,  however,  be less than a specified  minimum  of the  initial  aggregate  receivables  balance  for  each
Trust.  There is no cross collateralization between the Trusts.

Item 2.  Properties

Not applicable.

Item 3.  Legal Proceedings

The  registrant  knows  of no  material  pending  legal  proceedings  involving either the Retail  Contracts  or the  Trustee,  or the  Seller or  Servicer  in
respect of the Trusts.

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

As of October 31, 2003 balances in the Trusts were as follows:

                                                       Reserve
                                          Principal    Account
  Dollar amounts in millions
  --------------------------------------------------------------

  Navistar Financial 1999-A Owner Trust      $0.0         $0.0
  Navistar Financial 2000-A Owner Trust     $47.1         $9.5
  Navistar Financial 2000-B Owner Trust     $96.9        $15.3
  Navistar Financial 2001-A Owner Trust     $94.7         $8.0
  Navistar Financial 2001-B Owner Trust    $180.0        $10.0
  Navistar Financial 2002-A Owner Trust    $234.9        $12.9
  Navistar Financial 2002-B Owner Trust    $515.3        $28.4
  Navistar Financial 2003-A Owner Trust    $402.8        $22.2
  Navistar Financial 2003-B Owner Trust    $344.5        $15.8

      Note:  Balances  include the effect of the November 2003  distribution in accordance with the Owner Trust Agreements.

As of October 31, 2003,  the aggregate  shelf  registration  available to NFRRC for issuance of asset-backed securities was $600 million.

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

                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Exhibits

        3    Articles of Incorporation and By-Laws

        10   Material Contracts

        31   Certification  Pursuant to Section 302 of The  Sarbanes-Oxley  Act
             of 2002.

        99.1 Management's Assertion Concerning Compliance.

        99.2 Independent Auditor's Report.

        99.3 Officer's Compliance Certificate.

(b)   Schedules

             The Annual  Summary for each of the Owner  Trusts  listed below is
             an  annualized  version  of  the  monthly  Servicer   Certificates
             prepared by the Servicer.

        13(a)Annual Summary
             -  Navistar Financial 1999-A Owner Trust

        13(b)Annual Summary
             -  Navistar Financial 2000-A Owner Trust

        13(c)Annual Summary
             -  Navistar Financial 2000-B Owner Trust

        13(d)Annual Summary
             -  Navistar Financial 2001-A Owner Trust

        13(e)Annual Summary
             -  Navistar Financial 2001-B Owner Trust

        13(f)Annual Summary
             -  Navistar Financial 2002-A Owner Trust

        13(g)Annual Summary
             -  Navistar Financial 2002-B Owner Trust

        13(h)Annual Summary
             -  Navistar Financial 2003-A Owner Trust

        13(i)Annual Summary
             -  Navistar Financial 2003-B Owner Trust

(c)   Reports on Form 8-K

             The Registrant filed the following  reports on Form 8-K during the three months ended October 31, 2003:

(i)   NFRRC filed the May  Servicer  Certificate  on Form 8-K dated  August 25,
             2003.

(ii)  NFRRC filed the June  Servicer  Certificate  on Form 8-K dated August 28,
             2003.

(iii) NFRRC filed the July  Servicer  Certificate  on Form 8-K dated  September
             26, 2003.

(iv)  NFRRC filed the August Servicer  Certificate on Form 8-K dated October 8,
             2003.

(v)   NFRRC made available to prospective investors,  on Form 8-K dated October
             22, 2003, a series term sheet setting  forth a description  of the initial  collateral  pool and the  proposed  structure  of  Series
             2003-B  Asset  Backed  Notes of Navistar  Financial  2003-B  Owner
             Trust.

(vi)  NFRRC filed the September Servicer  Certificate on Form 8-K dated October
             27, 2003.

--------------------------------------------------------------------------------

                                   SIGNATURE

Pursuant  to  the  requirements  of  Section  13 or  15(d)  of  the  Securities
Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION on behalf of
                    NAVISTAR FINANCIAL 1999-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2000-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2000-B OWNER TRUST,
                    NAVISTAR FINANCIAL 2001-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2001-B OWNER TRUST,
                    NAVISTAR FINANCIAL 2002-A OWNER TRUST,
                    NAVISTAR FINANCIAL 2002-B OWNER TRUST,
                  NAVISTAR FINANCIAL 2003-A OWNER TRUST, AND
                     NAVISTAR FINANCIAL 2003-B OWNER TRUST
            (Exact name of Registrant as specified in its charter)

By: /s/ PAUL MARTIN                                January 29, 2004
        Paul Martin
        Vice President and Controller
        (Principal Accounting Officer)

================================================================================

                               Schedule 13(a)

                 Navistar Financial 1999 - A Owner Trust
           For the Months of November 2002 to October 2003
                             Fiscal Year 2003

Closing Date                                                        6/3/1999
Original Pool Amount                                         $714,764,750.47

Beginning Pool Balance as of 11/1/02                          $84,664,306.24
Beginning Pool Factor as of 11/1/02                                0.1184506

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)   $20,107,643.32
     Interest Collected                                        $1,551,516.33

Additional Deposits:
     Repurchase Amounts                                       $64,425,679.75
     Liquidation Proceeds / Recoveries                           $615,096.62
Total Additional Deposits                                     $65,040,776.37

Repos / Chargeoffs                                               $209,609.04
Aggregate Number of Notes Charged Off                                    276

Total Available Funds                                         $86,621,310.15

Ending Pool Balance as of 10/31/03                                    ($0.00)
Ending Pool Factor as of 10/31/03                                 (0.0000000)

Servicing Fee                                                     194,775.48

Repayment of Servicer Advances                                    $78,625.87

Memo Item - Reserve Account
     Opening Balance                                          $14,295,295.01
     Investment Income Earned during the Year                     $59,165.55
     Excess Servicing                                            $566,482.89
     Transfer from/(to) Collections Account                            $0.00
     Beginning Balance                                        $14,920,943.45

Reserve Account:
     Beginning Balance  (see Memo Item)                       $14,920,943.45
     Target Percentage                                                 5.25%
     Target Balance                                                   ($0.00)
     Minimum Balance                                                   $0.00
     (Release) / Deposit                                     ($14,920,943.45)
     Ending Balance                                                    $0.00

Delinquencies                                     Dollars              Notes
     Installments:   1 - 30 days                     0.00                  0
                     31 - 60 days                    0.00                  0
                     60+  days                       0.00                  0

     Total:                                          0.00                  0

     Balances:       60+  days                       0.00                  0

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(a)

Navistar Financial 1999 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                                NOTES
                                               TOTAL     CLASS A - 1     CLASS A - 2     CLASS A - 3      CLASS A - 4       CLASS B

Original Pool Amount                 $714,764,750.47 $147,000,000.00 $197,000,000.00 $200,000,000.00  $145,745,000.00 $25,019,750.47
Distributions:
     Distribution Percentages                                  0.00%           0.00%           0.00%           90.42%          9.58%
     Coupon                                                    5.00%           5.55%           5.95%            6.13%          6.22%

Beginning Pool Balance                $84,664,306.24
Ending Pool Balance                           ($0.00)

Collected Principal                   $84,454,697.20
Collected Interest                     $1,551,516.33
Charge - Offs                            $209,609.04
Liquidation Proceeds/Recoveries          $615,096.62
Servicing                                $194,775.48
Cash Transfer from Reserve Acct                $0.00
Ttl Collections Avail for Debt Svc    $86,426,534.67

Beginning Balance                     $84,664,306.24           $0.00          $0.00            $0.00   $76,553,071.32  $8,111,234.92

Interest Due                           $1,195,745.53           $0.00          $0.00            $0.00    $1,073,292.90    $122,452.63
Interest Paid                          $1,195,745.53           $0.00          $0.00            $0.00    $1,073,292.90    $122,452.63
Principal Due                         $84,664,306.24           $0.00          $0.00            $0.00   $76,553,071.32  $8,111,234.92
Principal Paid                        $84,664,306.24           $0.00          $0.00            $0.00   $76,553,071.32  $8,111,234.92

Ending Balance                                 $0.00           $0.00          $0.00            $0.00            $0.00          $0.00
Note / Certificate Pool Factor
  (Ending Balance/Original Pool Amt)                          0.0000         0.0000           0.0000          0.00000        0.00000
Total Distributions                   $85,860,051.77           $0.00          $0.00            $0.00   $77,626,364.22  $8,233,687.55

Interest Shortfall                             $0.00           $0.00          $0.00            $0.00            $0.00          $0.00
Principal Shortfall                            $0.00           $0.00          $0.00            $0.00            $0.00          $0.00
     Total Shortfall                           $0.00           $0.00          $0.00            $0.00            $0.00          $0.00
     (required from Reserve)
Excess Servicing                         $566,482.89
     (see Memo Item - Reserve Account)

Beginning Reserve Acct Balance        $14,920,943.45
Investment Income Earned during the period$59,165.55
Transfer from/(to) collections Account         $0.00
(Release) / Draw                     ($14,920,943.45)
Ending Reserve Acct Balance                    $0.00

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

                              Schedule 13(a)

                  Navistar Financial 1999 - A Owner Trust
            For the Months of November 2002 to October 2003
                            Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
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

     The annualized loss (recovery) percentages reported at each Distribution
     Date are as follows:

              November    2002    -5.3466%           May    2003         N/A
              December    2002    -5.0037%          June    2003         N/A
               January    2003    -1.5058%          July    2003         N/A
              February    2003         N/A        August    2003         N/A
                 March    2003         N/A     September    2003         N/A
                 April    2003         N/A       October    2003         N/A

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

              November    2002    0.90033%           May    2003         N/A
              December    2002    1.07634%          June    2003         N/A
               January    2003    1.24544%          July    2003         N/A
              February    2003         N/A        August    2003         N/A
                 March    2003         N/A     September    2003         N/A
                 April    2003         N/A       October    2003         N/A

====================================================================================================================================

                                  Schedule 13(b)

                    Navistar Financial 2000 - A Owner Trust
                For the Months of November 2002 to October 2003
                                 Fiscal Year 2003

Closing Date                                                        3/9/2000
Original Pool Amount                                         $380,843,908.73
Subsequent Closing Date                                            3/13/2000
Subsequent Pool Amount                                        $74,413,256.03
Subsequent Closing Date                                            3/20/2000
Subsequent Pool Amount                                        $19,742,835.24

Beginning Pool Balance as of 11/1/02                         $115,873,805.19
Beginning Pool Factor as of 11/1/02                                 0.243945

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)   $68,470,303.85
     Interest Collected                                        $7,206,164.29

Additional Deposits:
     Repurchase Amounts                                                $0.00
     Liquidation Proceeds / Recoveries                         $2,249,193.74
Total Additional Deposits                                      $2,249,193.74

Repos / Chargeoffs                                             $1,357,459.55
Aggregate Number of Notes Charged Off                                    756

Total Available Funds                                         $76,862,956.78

Ending Pool Balance as of 10/31/03                            $47,108,746.89
Ending Pool Factor as of 10/31/03                                  0.0991763

Servicing Fee                                                     811,850.88

Repayment of Servicer Advances                                 $1,062,705.10

Memo Item - Reserve Account
     Opening Balance                                           $9,500,000.00
     Investment Income Earned during the Year                    $113,346.32
     Excess Servicing                                          $1,319,009.47
     Transfer from/(to) Collections Account                            $0.00
     Beginning Balance                                        $10,932,355.79

Reserve Account:
     Beginning Balance  (see Memo Item)                       $10,932,355.79
     Target Percentage                                                 5.50%
     Target Balance                                            $2,590,981.08
     Minimum Balance                                           $9,500,000.00
     (Release) / Deposit                                      ($1,432,355.79)
     Ending Balance                                            $9,500,000.00

Delinquencies                                     Dollars              Notes
     Installments:   1 - 30 days              $984,648.85                516
                     31 - 60 days             $109,390.93                103
                     60+  days                $156,355.63                 23

     Total:                                 $1,250,395.41                531

     Balances:       60+  days                $335,102.96                 23

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Schedule 13(b)

Navistar Financial 2000 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                              NOTES
                                               TOTAL    CLASS A - 1      CLASS A - 2     CLASS A - 3     CLASS A - 4        CLASS B

Original Pool Amount                 $475,000,000.00  $84,000,000.00 $142,000,000.00  $110,000,000.00 $121,187,500.00 $17,812,500.00
Distributions:
     Distribution Percentages                                 0.00%            0.00%           0.00%          96.25%           3.75%
     Coupon                                                   6.08%            6.82%           7.20%           7.34%           7.47%

Beginning Pool Balance               $115,873,805.19
Ending Pool Balance                   $47,108,746.89

Collected Principal                   $67,407,598.75
Collected Interest                     $7,206,164.29
Charge - Offs                          $1,357,459.55
Liquidation Proceeds/Recoveries        $2,249,193.74
Servicing                                $811,850.88
Cash Transfer from Reserve Account       ($18,250.38)
Total Collections Avail for Debt Svc  $76,032,855.52

Beginning Balance                    $115,873,805.19          $0.00            $0.00           $0.00  $108,378,537.51  $7,495,267.88

Interest Due                           $5,967,038.03          $0.00            $0.00           $0.00   $5,504,313.32     $462,724.71
Interest Paid                          $5,967,038.03          $0.00            $0.00           $0.00   $5,504,313.32     $462,724.71
Principal Due                         $68,765,058.30          $0.00            $0.00           $0.00  $66,186,368.62   $2,578,689.68
Principal Paid                        $68,765,058.30          $0.00            $0.00           $0.00  $66,186,368.62   $2,578,689.68

Ending Balance                        $47,108,746.89          $0.00            $0.00           $0.00  $42,192,168.89   $4,916,578.20
Note / Certificate Pool Factor
  (Ending Balance/Original Pool Amt)                         0.0000           0.0000          0.0000        0.348156        0.276018
Total Distributions                   $74,732,096.33          $0.00            $0.00           $0.00  $71,690,681.94   $3,041,414.39

Interest Shortfall                             $0.00          $0.00            $0.00           $0.00           $0.00           $0.00
Principal Shortfall                            $0.00          $0.00            $0.00           $0.00           $0.00           $0.00
   Total Shortfall                             $0.00          $0.00            $0.00           $0.00           $0.00           $0.00
   (required from Reserve)
Excess Servicing                       $1,319,009.47
   (see Memo Item - Reserve Account)

Beginning Reserve Acct Balance        $10,932,355.79
Investment Income Earned
   during the period                     $113,346.32
Transfer from/(to) collections Account         $0.00
(Release) / Draw                      ($1,432,355.79)
Ending Reserve Acct Balance            $9,500,000.00

Total Outstanding Servicer Advances   $10,951,799.50

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

                                 Schedule 13(b)

                    Navistar Financial 2000 - A Owner Trust
               For the Months of November 2002 to October 2003
                                Fiscal Year 2003

At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The annualized loss percentage is calculated as follows:
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

   The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

           November    2002     -2.1009%            May    2003   -0.6178%
           December    2002     -1.8523%           June    2003   -0.8829%
            January    2003     -0.2676%           July    2003   -1.4719%
           February    2003     -0.6854%         August    2003   -0.9966%
              March    2003     -0.1702%      September    2003   -0.6730%
              April    2003     -0.4751%        October    2003   -0.5200%

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

           November    2002     1.04356%            May    2003   1.08236%
           December    2002     1.14801%           June    2003   1.13796%
            January    2003     1.25332%           July    2003   0.98606%
           February    2003     1.35683%         August    2003   0.86830%
              March    2003     1.22971%      September    2003   1.08474%
              April    2003     1.19160%        October    2003   1.07726%

====================================================================================================================================

                                 Schedule 13(c)

                   Navistar Financial 2000 - B Owner Trust
             For the Months of November 2002 to October 2003
                             Fiscal Year 2003

Closing Date                                                         11/1/2000
Original Pool Amount                                           $764,710,097.53

Beginning Pool Balance as of 11/1/02                           $211,064,890.06
Beginning Pool Factor as of 11/1/02                                  0.2760064

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)    $111,234,255.34
     Interest Collected                                         $15,015,176.06

Additional Deposits:
     Repurchase Amounts                                                  $0.00
     Liquidation Proceeds / Recoveries                           $7,561,842.26
Total Additional Deposits                                        $7,561,842.26

Repos / Chargeoffs                                               $5,476,006.63
Aggregate Number of Notes Charged Off                                    2,370

Total Available Funds                                          $131,222,179.23

Ending Pool Balance as of 10/31/03                              $96,943,722.52
Ending Pool Factor as of 10/31/03                                    0.1267719

Servicing Fee                                                     1,531,095.71

Repayment of Servicer Advances                                   $2,589,094.43

Memo Item - Reserve Account
     Opening Balance                                            $15,294,201.95
     Investment Income Earned during the Year                      $170,201.59
     Excess Servicing                                            $5,164,222.61
     Transfer from/(to) Collections Account                              $0.00
     Beginning Balance                                          $20,628,626.15

Reserve Account:
     Beginning Balance  (see Memo Item)                         $20,628,626.15
     Target Percentage                                                   5.50%
     Target Balance                                              $5,331,904.74
     Minimum Balance                                            $15,294,201.95
     (Release) / Deposit                                        ($5,334,424.21)
     Ending Balance                                             $15,294,201.95

Delinquencies                                       Dollars              Notes
     Installments:   1 - 30 days              $1,150,420.77                961
                     31 - 60 days               $333,016.81                247
                     60+  days                  $186,985.83                 58

     Total:                                   $1,670,423.41                982

     Balances:       60+  days                $1,109,882.99                 58

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(c)

Navistar Financial 2000 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                           NOTES
                                          TOTAL    CLASS A - 1      CLASS A - 2       CLASS A - 3      CLASS A - 4      CLASS B

Original Pool Amount            $764,710,097.53  $140,000,000.00  $232,400,000.00   $184,900,000.00  $178,733,000.00 $28,677,097.53
Distributions:
     Distribution Percentages                              0.00%            0.00%            16.79%          79.46%           3.75%
     Coupon                                                6.73%            6.66%             6.67%           6.78%           7.03%

Beginning Pool Balance          $211,064,890.06
Ending Pool Balance              $96,943,722.52

Collected Principal             $108,645,160.91
Collected Interest               $15,015,176.06
Charge - Offs                     $5,476,006.63
Liquidation Proceeds/Recoveries   $7,561,842.26
Servicing                         $1,531,095.71
Cash Transfer from Reserve Account ($148,134.30)
Total Collections Avail for
   Debt Service                 $129,542,949.22

Beginning Balance               $211,064,890.06            $0.00            $0.00    $19,166,487.79  $178,733,000.00 $13,165,402.26

Interest Due                     $10,405,693.41            $0.00            $0.00       $158,599.91   $9,474,350.42     $772,743.08
Interest Paid                    $10,405,693.41            $0.00            $0.00       $158,599.91   $9,474,350.42     $772,743.08
Principal Due                   $114,121,167.54            $0.00            $0.00    $19,166,487.79  $90,675,135.94   $4,279,543.80
Principal Paid                  $114,121,167.54            $0.00            $0.00    $19,166,487.79  $90,675,135.94   $4,279,543.80

Ending Balance                   $96,943,722.52            $0.00            $0.00             $0.00  $88,057,864.06   $8,885,858.46
Note / Certificate Pool Factor                            0.0000           0.0000           0.00000          0.4927         0.30986
   (Ending Balance/Original Pool Amt)
Total Distributions             $124,526,860.95            $0.00            $0.00    $19,325,087.70  $100,149,486.36  $5,052,286.88

Interest Shortfall                        $0.00            $0.00            $0.00             $0.00           $0.00           $0.00
Principal Shortfall                       $0.00            $0.00            $0.00             $0.00           $0.00           $0.00
   Total Shortfall                        $0.00            $0.00            $0.00             $0.00           $0.00           $0.00
   (required from Reserve)
Excess Servicing                  $5,164,222.61
   (see Memo Item-Reserve Acct)

Beginning Reserve Acct Balance   $20,628,626.15
Investment Income Earned
    during the period               $170,201.59
Transfer from/(to) collections Acct       $0.00
(Release) / Draw                 ($5,334,424.21)
Ending Reserve Acct Balance      $15,294,201.95

Total Outstanding Srvcr Advance  $14,659,707.59

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

                                                         Schedule 13(c)

Navistar Financial 2000 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
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

   The annualized loss (recovery) percentages reported at each Distribution
   Date are as follows:

          November   2002   -2.3989%          May   2003      -0.3154%
          December   2002   -1.9059%         June   2003      -1.1213%
           January   2003    0.1153%         July   2003      -3.2344%
          February   2003    0.8920%       August   2003      -1.2576%
             March   2003    1.3018%     September  2003      -2.5781%
             April   2003    1.2957%      October   2003      -2.4310%

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

   The three month rolling averages reported at each Distribution Date are as follows:

          November   2002   1.25636%          May   2003      1.61009%
          December   2002   1.50438%         June   2003      1.40401%
           January   2003   1.74780%         July   2003      1.23346%
          February   2003   1.65624%       August   2003      1.16613%
             March   2003   1.66929%     September  2003      1.20737%
             April   2003   1.55288%      October   2003      1.25412%

====================================================================================================================================

                                 Schedule 13(d)

                   Navistar Financial 2001 - A Owner Trust
             For the Months of November 2002 to October 2003
                            Fiscal Year 2003

Closing Date                                                          4/27/2001
Original Pool Amount                                            $257,155,638.25
Subsequent Closing Date                                               4/30/2001
Subsequent Pool Amount                                           $53,340,411.35
Subsequent Closing Date                                               5/30/2001
Subsequent Pool Amount                                           $67,396,152.49
Subsequent Closing Date                                               6/28/2001
Subsequent Pool Amount                                           $22,107,022.10

Beginning Pool Balance as of 11/1/02                            $183,027,900.85
Beginning Pool Factor as of 11/1/02                                   0.4575706

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)      $84,944,150.99
     Interest Collected                                          $13,322,075.68

Additional Deposits:
     Repurchase Amounts                                                   $0.00
     Liquidation Proceeds / Recoveries                            $4,829,536.14
Total Additional Deposits                                         $4,829,536.14

Repos / Chargeoffs                                                $3,835,343.80
Aggregate Number of Notes Charged Off                                     1,421

Total Available Funds                                           $102,628,222.06

Ending Pool Balance as of 10/31/03                               $94,715,946.81
Ending Pool Factor as of 10/31/03                                     0.2367903

Servicing Fee                                                      1,406,106.98

Repayment of Servicer Advances                                      $467,540.75

Memo Item - Reserve Account
     Opening Balance                                             $10,066,534.55
     Investment Income Earned during the Year                        $89,933.42
     Excess Servicing                                             $5,496,491.02
     Transfer from/(to) Collections Account                               $0.00
     Beginning Balance                                           $15,652,958.99

Reserve Account:
     Beginning Balance  (see Memo Item)                          $15,652,958.99
     Target Percentage                                                    5.50%
     Target Balance                                               $5,209,377.07
     Minimum Balance                                              $7,999,984.48
     (Release) / Deposit                                         ($7,652,974.48)
     Ending Balance                                               $7,999,984.51

Delinquencies                                       Dollars               Notes
     Installments:   1 - 30 days                $827,542.68                 790
                     31 - 60 days               $205,785.76                 222
                     60+  days                   $80,989.97                  54

     Total:                                   $1,114,318.41                 801

     Balances:       60+  days                  $863,814.35                  54

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(d)

Navistar Financial 2001 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                             NOTES
                                              TOTAL    CLASS A - 1     CLASS A - 2      CLASS A - 3     CLASS A - 4      CLASS B

Original Pool Amount                $400,000,000.00  $72,500,000.00  $118,000,000.00  $100,000,000.00  $92,500,000.00 $17,000,000.00
Distributions:
     Distribution Percentages                                 0.00%            0.00%           90.21%          5.54%           4.25%
     Coupon                                                   4.29%            4.47%            4.99%          5.42%           5.59%

Beginning Pool Balance              $183,027,900.85
Ending Pool Balance                  $94,715,946.81

Collected Principal                  $84,476,610.24
Collected Interest                   $13,322,075.68
Charge - Offs                         $3,835,343.80
Liquidation Proceeds / Recoveries     $4,829,536.14
Servicing                             $1,406,106.98
Cash Transfer from Reserve Acct               $0.00
Ttl Collections Avail for Debt Svc  $101,222,115.08

Beginning Balance                   $183,027,900.85           $0.00            $0.00   $79,667,965.06  $92,500,000.00 $10,859,935.79

Interest Due                          $7,422,795.97           $0.00            $0.00    $1,905,166.26  $5,013,500.06     $504,129.65
Interest Paid                         $7,422,795.97           $0.00            $0.00    $1,905,166.26  $5,013,500.06     $504,129.65
Principal Due                        $88,311,954.04           $0.00            $0.00   $79,667,965.06  $4,890,730.93   $3,753,258.05
Principal Paid                       $88,311,954.04           $0.00            $0.00   $79,667,965.06  $4,890,730.93   $3,753,258.05

Ending Balance                       $94,715,946.81           $0.00            $0.00           ($0.00) $87,609,269.07  $7,106,677.74
Note / Certificate Pool Factor                               0.0000           0.0000          0.00000         0.9471         0.41804
   (Ending Balance/Original Pool Amt)
Total Distributions                  $95,734,750.01           $0.00            $0.00   $81,573,131.32  $9,904,230.99   $4,257,387.70

Interest Shortfall                            $0.00           $0.00            $0.00            $0.00          $0.00           $0.00
Principal Shortfall                           $0.00           $0.00            $0.00            $0.00          $0.00           $0.00
     Total Shortfall                          $0.00           $0.00            $0.00            $0.00          $0.00           $0.00
      (required from Reserve)
Excess Servicing                      $5,496,491.02
     (see Memo Item - Reserve Acct)

Beginning Reserve Acct Balance       $15,652,958.99
Investment Income Earned
    during the period                    $89,933.42
Transfer from/(to) collections Acct           $0.00
(Release)/Draw                       ($7,652,974.48)
Ending Reserve Acct Balance           $7,999,984.51

Total Outstanding Servicer Advance    $6,322,270.88

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(d)

Navistar Financial 2001 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The annualized loss percentage is calculated as follows:
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

The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

         November    2002      -0.1251%             May    2003     0.9874%
         December    2002      -0.3889%            June    2003     0.7456%
          January    2003      -0.0172%            July    2003    -1.1333%
         February    2003       0.2440%          August    2003    -1.8040%
            March    2003       0.0975%       September    2003    -0.5910%
            April    2003       0.3470%         October    2003    -1.1046%

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

  The three month rolling averages reported at each Distribution Date are as follows:

         November    2002      1.06254%             May    2003  1.15405%
         December    2002      1.09339%            June    2003  1.11807%
          January    2003      1.19488%            July    2003  0.99242%
         February    2003      1.20129%          August    2003  0.79873%
            March    2003      1.15344%       September    2003  0.75823%
            April    2003      1.09356%         October    2003  0.80109%

====================================================================================================================================

                              Schedule 13(e)

                 Navistar Financial 2001 - B Owner Trust
           For the Months of November 2002 to October 2003
                            Fiscal Year 2003

Closing Date                                                         11/1/2001
Original Pool Amount                                           $292,329,093.98
Subsequent Closing Date                                              11/1/2001
Subsequent Pool Amount                                          $59,897,861.72
Subsequent Closing Date                                             12/10/2001
Subsequent Pool Amount                                         $117,139,017.24
Subsequent Closing Date                                              1/14/2002
Subsequent Pool Amount                                          $30,633,447.04

Beginning Pool Balance as of 11/1/02                           $327,232,621.99
Beginning Pool Factor as of 11/1/02                                  0.6544660

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)    $142,122,910.36
     Interest Collected                                         $21,746,573.69

Additional Deposits:
     Repurchase Amounts                                                  $0.00
     Liquidation Proceeds / Recoveries                           $7,012,638.12
Total Additional Deposits                                        $7,012,638.12

Repos / Chargeoffs                                               $5,925,863.65
Aggregate Number of Notes Charged Off                                    1,444

Total Available Funds                                          $170,038,583.37

Ending Pool Balance as of 10/31/03                             $180,027,386.78
Ending Pool Factor as of 10/31/03                                    0.3600552

Servicing Fee                                                     2,379,584.99

Repayment of Servicer Advances                                     $843,538.80

Memo Item - Reserve Account
     Opening Balance                                            $17,997,794.21
     Investment Income Earned during the Year                      $195,115.37
     Excess Servicing                                           $10,248,023.21
     Transfer from/(to) Collections Account                              $0.00
     Beginning Balance                                          $28,440,932.79

Reserve Account:
     Beginning Balance  (see Memo Item)                         $28,440,932.79
     Target Percentage                                                   5.50%
     Target Balance                                              $9,901,506.27
     Minimum Balance                                             $9,999,998.40
     (Release) / Deposit                                       ($18,440,944.39)
     Ending Balance                                              $9,999,988.40

Delinquencies                                       Dollars              Notes
     Installments:   1 - 30 days              $1,541,779.52              1,172
                     31 - 60 days               $278,880.31                251
                     60+  days                  $106,172.21                 59

     Total:                                   $1,926,832.04              1,196

     Balances:       60+  days                  $889,855.32                 59

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(e)

Navistar Financial 2001 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                            NOTES
                                             TOTAL   CLASS A - 1    CLASS A - 2     CLASS A - 3    CLASS A - 4      CLASS B

Original Pool Amount                $500,000,000.00 $79,638,000.00 $131,715,000.00 $179,000,000.00 $90,897,000.00 $18,750,000.00
Distributions:
     Distribution Percentages                                0.00%           28.58%          67.67%          0.00%          3.75%
     Coupon                                                  2.44%            2.83%  1 month LIBOR +.25%     4.37%          4.83%

Beginning Pool Balance              $327,232,621.99
Ending Pool Balance                 $180,027,386.78

Collected Principal                 $141,279,371.56
Collected Interest                   $21,746,573.69
Charge - Offs                         $5,925,863.65
Liquidation Proceeds / Recoveries     $7,012,638.12
Swap Payments to/(from) Trust        ($2,891,481.31)
Servicing                             $2,379,584.99
Cash Transfer from Reserve Account            $0.00
Ttl Collections Avail for Debt Svc  $164,767,517.07

Beginning Balance                   $327,232,621.99         $0.00   $42,077,973.66 $179,000,000.00 $90,897,000.00 $15,257,648.33

Interest Due                          $7,098,258.65         $0.00      $207,571.38   $2,304,118.65  $3,972,198.96    $614,369.66
Interest Paid                         $7,098,258.65         $0.00      $207,571.38   $2,304,118.65  $3,972,198.96    $614,369.66
Principal Due                       $147,205,235.21         $0.00   $42,077,973.66  $99,607,065.22          $0.00  $5,520,196.33
Mandatory Prepayments Class A-1 only          $0.00         $0.00
Principal Paid                      $147,205,235.21         $0.00   $42,077,973.66  $99,607,065.22          $0.00  $5,520,196.33

Ending Balance                      $180,027,386.78         $0.00            $0.00  $79,392,934.78 $90,897,000.00  $9,737,452.00
Note / Certificate Pool Factor
   (Ending Balance/Original Pool Amt)                     0.00000          0.00000         0.44354        1.00000        0.51933
Total Distributions                 $154,303,493.86         $0.00   $42,285,545.04 $101,911,183.87  $3,972,198.96  $6,134,565.99

Interest Shortfall                            $0.00         $0.00            $0.00           $0.00          $0.00          $0.00
Principal Shortfall                           $0.00         $0.00            $0.00           $0.00          $0.00          $0.00
     Total Shortfall                          $0.00         $0.00            $0.00           $0.00          $0.00          $0.00
     (required from Reserve)
Excess Servicing                     $10,248,023.21
     (see Memo Item - Reserve Acct)

Beginning Reserve Acct Balance       $28,440,932.79
Investment Income Earned
     during the period                  $195,115.37
Transfer from/(to) collections Acct           $0.00
(Release) / Draw                    ($18,440,944.39)
Ending Reserve Acct Balance           $9,999,988.40

Total Outstanding Servicer Advance    $3,741,784.13

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(e)

Navistar Financial 2001 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
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

   The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

         November    2002      -0.2791%              May    2003     0.9670%
         December    2002      -0.3011%             June    2003     0.4051%
          January    2003       0.0463%             July    2003    -1.6649%
         February    2003       0.1230%           August    2003    -1.8560%
            March    2003       0.3992%        September    2003    -1.5601%
            April    2003       0.8902%          October    2003    -0.0456%

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

   The three month rolling averages reported at each Distribution Date are as follows:

         November    2002      0.76069%              May    2003    1.01373%
         December    2002      0.80085%             June    2003    0.88750%
          January    2003      0.80261%             July    2003    0.77081%
         February    2003      0.79044%           August    2003    0.62043%
            March    2003      0.89321%        September    2003    0.58141%
            April    2003      0.99882%          October    2003    0.52469%

--------------------------------------------------------------------------------

                             Schedule 13(f)

                 Navistar Financial 2002 - A Owner Trust
           For the Months of November 2002 to October 2003
                          Fiscal Year 2003

Closing Date                                                        4/30/2002
Original Pool Amount                                          $317,954,886.53
Subsequent Closing Date                                             4/30/2002
Subsequent Pool Amount                                         $69,994,775.15
Subsequent Closing Date                                             5/31/2002
Subsequent Pool Amount                                        $112,050,220.64

Beginning Pool Balance as of 11/1/02                          $401,781,864.71
Beginning Pool Factor as of 11/1/02                                 0.8035639

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)   $162,936,165.97
     Interest Collected                                        $24,138,393.62

Additional Deposits:
     Repurchase Amounts                                                 $0.00
     Liquidation Proceeds / Recoveries                          $4,157,887.09
Total Additional Deposits                                       $4,157,887.09

Repos / Chargeoffs                                              $4,747,658.29
Aggregate Number of Notes Charged Off                                     873

Total Available Funds                                         $190,448,434.91

Ending Pool Balance as of 10/31/03                            $234,882,052.22
Ending Pool Factor as of 10/31/03                                   0.4697642

Servicing Fee                                                    3,280,131.25

Repayment of Servicer Advances                                    $784,011.77

Memo Item - Reserve Account
     Opening Balance                                           $22,775,583.59
     Investment Income Earned during the Year                     $213,226.72
     Excess Servicing                                           $6,791,226.28
     Transfer from/(to) Collections Account                             $0.00
     Beginning Balance                                         $29,780,036.59

Reserve Account:
     Beginning Balance  (see Memo Item)                        $29,780,036.59
     Target Percentage                                                  5.50%
     Target Balance                                            $12,944,397.28
     Minimum Balance                                            $9,999,997.65
     (Release) / Deposit                                      ($16,835,639.31)
     Ending Balance                                            $12,944,397.28

Delinquencies                                       Dollars             Notes
     Installments:   1 - 30 days              $1,293,237.93             1,135
                     31 - 60 days               $155,481.40               173
                     60+  days                   $61,667.88                42

     Total:                                   $1,510,387.21             1,145

     Balances:       60+  days                  $687,778.34                42

--------------------------------------------------------------------------------

Schedule 13(f)

Navistar Financial 2002 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                              NOTES
                                              TOTAL   CLASS A - 1     CLASS A - 2      CLASS A - 3      CLASS A - 4       CLASS B

Original Pool Amount                $500,000,000.00  $73,000,000.00 $182,000,000.00  $104,000,000.00  $121,000,000.00 $20,000,000.00
Distributions:
     Distribution Percentages                                0.00%           94.54%            1.46%            0.00%          4.00%
     Coupon                                                  1.96%            3.07%            4.09%            4.76%          4.95%

Beginning Pool Balance              $401,781,864.71
Ending Pool Balance                 $234,882,052.22

Collected Principal                 $162,152,154.20
Collected Interest                   $24,138,393.62
Charge - Offs                         $4,747,658.29
Liquidation Proceeds / Recoveries     $4,157,887.09
Servicing                             $3,280,131.25
Cash Transfer from Reserve Account            $0.00
Total Collections Avail for Debt Srv$187,168,303.66

Beginning Balance                   $401,781,864.71          $0.00  $157,790,590.12  $104,000,000.00  $121,000,000.00 $18,991,274.59

Interest Due                         $13,477,264.88          $0.00    $2,670,058.81    $4,253,600.04    $5,759,600.04    $794,005.99
Interest Paid                        $13,477,264.88          $0.00    $2,670,058.81    $4,253,600.04    $5,759,600.04    $794,005.99
Principal Due                       $166,899,812.49          $0.00  $157,790,590.12    $2,433,229.88            $0.00  $6,675,992.50
Principal Paid                      $166,899,812.49          $0.00  $157,790,590.12    $2,433,229.88            $0.00  $6,675,992.50

Ending Balance                      $234,882,052.22          $0.00            $0.00  $101,566,770.12  $121,000,000.00 $12,315,282.09
Note / Certificate Pool Factor                              0.0000           0.0000           0.9766           1.0000        0.61576
   (Ending Balance/Original Pool Amt)
Total Distributions                 $180,377,077.37          $0.00  $160,460,648.93    $6,686,829.92    $5,759,600.04  $7,469,998.49

Interest Shortfall                            $0.00          $0.00            $0.00            $0.00            $0.00          $0.00
Principal Shortfall                           $0.00          $0.00            $0.00            $0.00            $0.00          $0.00
     Total Shortfall                          $0.00          $0.00            $0.00            $0.00            $0.00          $0.00
      (required from Reserve)
Excess Servicing                      $6,791,226.28
     (see Memo Item - Reserve Acct)

Beginning Reserve Acct Balance       $29,780,036.59
Investment Inc Earned during the period $213,226.72
Transfer from/(to) collections Acct           $0.00
(Release) / Draw                    ($16,835,639.31)
Ending Reserve Acct Balance          $12,944,397.28

Total Outstanding Servicer Advances   $6,670,286.02

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

                                                                    Schedule 13(f)

Navistar Financial 2002 - A Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the  reserve account  to 10.0% of the  ending receivable balance.  When the annualized  loss  percentage  falls to or  below 1.5%, the  reserve  account requirement  returns to  the  greater of the specified  target  amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
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
 of the  last  day of  each of the s ixth,  fifth and  fourth  monthly periods preceding the monthly period related to such Distribution Date.

   The annualized loss (recovery) percentages reported at each Distribution
   Date are as follows:

       November    2002      0.2275%             May    2003      0.7774%
       December    2002      0.3296%            June    2003      1.2261%
        January    2003      0.5062%            July    2003      0.5386%
       February    2003      0.2194%          August    2003     -0.1507%
          March    2003      0.0963%       September    2003     -0.6415%
          April    2003      0.3124%         October    2003     -0.4679%

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

   The three month rolling averages reported at each Distribution Date are as follows:

       November    2002     0.48974%             May    2003     0.63017%
       December    2002     0.48425%            June    2003     0.52494%
        January    2003     0.51030%            July    2003     0.36367%
       February    2003     0.52736%          August    2003     0.29498%
          March    2003     0.62025%       September    2003     0.28650%
          April    2003     0.69863%         October    2003     0.30791%

====================================================================================================================================

                               Schedule 13(g)

                 Navistar Financial 2002 - B Owner Trust
            For the Months of  November  2002 to October 2003
                             Fiscal Year 2003

Closing Date                                                    11/19/2002
Original Pool Amount                                       $476,822,132.57
Subsequent Closing Date                                         11/19/2002
Subsequent Pool Amount                                     $141,557,526.95
Subsequent Closing Date                                         12/18/2002
Subsequent Pool Amount                                     $111,641,313.30
Subsequent Closing Date                                          1/30/2003
Subsequent Pool Amount                                      $94,264,588.13
Subsequent Closing Date                                          2/18/2003
Subsequent Pool Amount                                      $25,713,811.37

Sum of Beginning Pool Balance as of Cut-off Date           $849,999,372.32
Sum of Beginning Pool Factor as of Cut-off Date                     1.0000

Principal and Interest Collections:
     Principal Collected(Including Servicer Advance Repay) $328,108,599.30
     Interest Collected                                     $53,257,216.52

Additional Deposits:
     Repurchase Amounts                                              $0.00
     Liquidation Proceeds / Recoveries                       $5,023,471.40
Total Additional Deposits                                    $5,023,471.40

Repos / Chargeoffs                                           $8,805,242.05
Aggregate Number of Notes Charged Off                                1,021

Total Available Funds                                      $384,171,673.69

Ending Pool Balance as of 10/31/03                         $515,303,144.50
Ending Pool Factor as of 10/31/03                                0.6062394

Servicing Fee                                                 6,701,428.21

Repayment of Servicer Advances                               $2,217,613.53

Memo Item - Reserve Account
     Opening Balance                                        $25,770,405.38
     Investment Income Earned during the Year                  $381,859.64
     Excess Servicing                                       $24,984,433.37
     Transfer from/(to) Collections Account                  $9,383,312.53
     Beginning Balance                                      $60,520,010.92

Reserve Account:
     Beginning Balance  (see Memo Item)                     $60,520,010.92
     Target Percentage                                               5.50%
     Target Balance                                         $28,359,614.31
     Minimum Balance                                        $16,999,987.45
     (Release) / Deposit                                   ($32,160,396.61)
     Ending Balance                                         $28,359,614.31

Delinquencies                                  Dollars               Notes
     Installments:  1 - 30 days          $2,413,770.96               2,385
                    31 - 60 days           $865,384.55                 428
                    60+  days              $504,208.26                 110

     Total:                              $3,783,363.77               2,439

     Balances:      60+  days            $2,567,734.64                 110

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(g)

Navistar Financial 2002 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

                                                     NOTES
                                 TOTAL    CLASS A - 1     CLASS A - 2    CLASS A - 3a   CLASS A - 3b    CLASS A - 4        CLASS B

Original Pool Amount   $850,000,000.00 $162,000,000.00$230,000,000.00 $215,000,000.00 $25,000,000.00 $184,000,000.00 $34,000,000.00
Distributions:
     Distribution Percentages                   48.40%          49.53%           0.00%          0.00%           0.00%         2.06%
     Coupon                                      1.62%           1.92%  1 month LIBOR +.25%     2.64%           3.52%         5.27%

Beginning Pool Balance $849,999,372.32
Ending Pool Balance    $515,303,144.50

Collected Principal    $325,890,985.77
Collected Interest      $53,257,216.52
Charge - Offs            $8,805,242.05
Liquidation
   Proceeds/Recoveries   $5,023,471.40
Swap Payments to/
   (from)Trust          ($2,387,100.03)
Servicing                $6,701,428.21
Cash Transfer from Reserve Acct  $0.00
Ttl Collections Avail for
   Debt Svc            $375,083,145.45

Beginning Balance      $850,000,000.00 $162,000,000.00$230,000,000.00 $215,000,000.00 $25,000,000.00 $184,000,000.00 $34,000,000.00

Interest Due            $16,603,382.09     $804,109.75  $3,779,333.31   $3,580,414.04    $330,000.00   $6,404,835.52  $1,704,689.47
Interest Paid           $16,603,382.09     $804,109.75  $3,779,333.31   $3,580,414.04    $330,000.00   $6,404,835.52  $1,704,689.47
Principal Due          $334,696,855.50 $162,000,000.00$165,788,981.28           $0.00          $0.00           $0.00  $6,907,874.22
Principal Paid         $334,696,855.50 $162,000,000.00$165,788,981.28           $0.00          $0.00           $0.00  $6,907,874.22

Ending Balance         $515,303,144.50           $0.00 $64,211,018.72 $215,000,000.00 $25,000,000.00 $184,000,000.00 $27,092,125.78
Note/Certificate Pool Factor
 (Ending Bal/Original Pool Amt)                 0.0000         0.2792          1.0000         1.0000         1.00000        0.79683
Total Distributions    $351,300,237.59 $162,804,109.75$169,568,314.59   $3,580,414.04    $330,000.00   $6,404,835.52  $8,612,563.69

Interest Shortfall               $0.00           $0.00          $0.00           $0.00          $0.00           $0.00          $0.00
Principal Shortfall              $0.00           $0.00          $0.00           $0.00          $0.00           $0.00          $0.00
   Total Shortfall               $0.00           $0.00          $0.00           $0.00          $0.00           $0.00          $0.00
    (required from Reserve)
Excess Servicing        $24,984,433.37
    (see Memo Item-Reserve Acct)

Beginning Reserve
   Acct Bal             $60,520,010.92
 transfers               $9,383,312.53
Investment Income Earned
   during the period       $381,859.64
Transfer from/(to)
 collections Acct        $9,383,312.53
(Release) / Draw       ($32,160,396.61)
Ending Reserve Acct Bal $28,359,614.31

Ttl Outstanding
    Servicer Advance     $4,726,059.61

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(g)

Navistar Financial 2002 - B Owner Trust
For the Months of November 2002 to October 2003
Fiscal Year 2003

At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

The annualized loss percentage is calculated as follows:
The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the calendar months which are the fifth, fourth and third calendar months preceding the calendar month immediately preceding that Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third calendar months preceding the calendar month immediately preceding such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth calendar months preceding the calendar month immediately preceding that
Distribution Date.

The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

     November    2002         N/A              May   2003       0.5099%
     December    2002         N/A             June   2003       0.8815%
      January    2003         N/A             July   2003       0.8438%
     February    2003         N/A           August   2003       0.1615%
        March    2003     0.5247%        September   2003      -0.0231%
        April    2003     0.3518%          October   2003       0.1701%

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

   The three month rolling averages reported at each Distribution Date are as follows:

     November    2002         N/A              May   2003      0.36226%
     December    2002    0.14241%             June   2003      0.51941%
      January    2003    0.17892%             July   2003      0.47884%
     February    2003    0.18718%           August   2003      0.41296%
        March    2003    0.22412%        September   2003      0.29458%
        April    2003    0.30815%          October   2003      0.32931%

====================================================================================================================================

                                                                  Schedule 13(h)

Navistar Financial 2003 - A Owner Trust
For the Months of June 2003 to October 2003
Fiscal Year 2003

Closing Date                                                           6/5/2003
Original Pool Amount                                            $326,316,883.05
Subsequent Closing Date                                                6/5/2003
Subsequent Pool Amount                                           $67,372,775.52
Subsequent Closing Date                                                7/7/2003
Subsequent Pool Amount                                          $106,309,639.77

Beginning Pool Balance as of 6/5/03                             $499,999,298.34
Beginning Pool Factor as of 6/5/03                                       1.0000

Principal and Interest Collections:
     Principal Collected (Including Servicer Advance Repay)      $95,505,119.94
     Interest Collected                                          $14,829,230.37

Additional Deposits:
     Repurchase Amounts                                                   $0.00
     Liquidation Proceeds / Recoveries                              $686,588.88
Total Additional Deposits                                           $686,588.88

Repos / Chargeoffs                                                $2,079,477.85
Aggregate Number of Notes Charged Off                                       141

Total Available Funds                                           $110,665,807.78

Ending Pool Balance as of 10/31/03                              $402,769,831.96
Ending Pool Factor as of 10/31/03                                     0.8055408

Servicing Fee                                                      1,918,934.02

Repayment of Servicer Advances                                      $355,131.41

Memo Item - Reserve Account
     Opening Balance                                             $15,414,661.46
     Investment Income Earned during the Year                        $84,343.32
     Excess Servicing                                             $8,243,387.89
     Transfer from/(to) Collections Account                       $4,091,752.36
     Beginning Balance                                           $27,834,145.03

Reserve Account:
     Beginning Balance  (see Memo Item)                          $27,834,145.03
     Target Percentage                                                    5.50%
     Target Balance                                              $22,219,532.73
     Minimum Balance                                              $9,999,985.97
     (Release) / Deposit                                         ($5,614,612.30)
     Ending Balance                                              $22,219,532.73

Delinquencies                                         Dollars             Notes
     Installments:   1 - 30 days                $1,808,633.81             1,673
                     31 - 60 days                 $244,927.71               259
                     60+  days                     $32,241.34                23

     Total:                                     $2,085,802.86             1,674

     Balances:       60+  days                    $462,470.12                23

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(h)

Navistar Financial 2003 - A Owner Trust
For the Months of June 2003 to October 2003
Fiscal Year 2003

                                                              NOTES
                                              TOTAL    CLASS A - 1     CLASS A - 2     CLASS A - 3     CLASS A - 4       CLASS B

Original Pool Amount                $500,000,000.00  $85,000,000.00  $175,000,000.00 $113,000,000.00 $108,250,000.00  $18,750,000.00
Distributions:
     Distribution Percentages                                87.42%           12.11%           0.00%           0.00%           0.47%
     Coupon                                                   1.25%            1.31%           1.73%           2.24%           3.08%

Beginning Pool Balance              $499,999,298.34
Ending Pool Balance                 $402,769,831.96

Collected Principal                  $95,149,988.53
Collected Interest                   $14,829,230.37
Charge - Offs                         $2,079,477.85
Liquidation Proceeds / Recoveries       $686,588.88
Servicing                             $1,918,934.02
Cash Transfer from Reserve Account            $0.00
Ttl Collections Avail for Debt Svc  $108,746,873.76

Beginning Balance                   $500,000,000.00  $85,000,000.00  $175,000,000.00 $113,000,000.00 $108,250,000.00  $18,750,000.00

Interest Due                          $3,467,638.15     $245,549.23    $1,018,888.91     $868,844.43   $1,077,688.91     $256,666.67
Interest Paid                         $3,467,638.15     $245,549.23    $1,018,888.91     $868,844.43   $1,077,688.91     $256,666.67
Principal Due                        $97,230,168.04  $85,000,000.00   $11,771,536.74           $0.00           $0.00     $458,631.30
Principal Paid                       $97,230,168.04  $85,000,000.00   $11,771,536.74           $0.00           $0.00     $458,631.30

Ending Balance                      $402,769,831.96           $0.00  $163,228,463.26 $113,000,000.00 $108,250,000.00  $18,291,368.70
Note / Certificate Pool Factor                               0.0000           0.9327          1.0000          1.0000         0.97554
   (Ending Balance/Original Pool Amt)
Total Distributions                 $100,697,806.19  $85,245,549.23   $12,790,425.65     $868,844.43   $1,077,688.91     $715,297.97

Interest Shortfall                            $0.00           $0.00            $0.00           $0.00           $0.00           $0.00
Principal Shortfall                           $0.00           $0.00            $0.00           $0.00           $0.00           $0.00
     Total Shortfall                          $0.00           $0.00            $0.00           $0.00           $0.00           $0.00
     (required from Reserve)
Excess Servicing                      $8,243,387.89
     (see Memo Item - Reserve Account)

Beginning Reserve Acct Balance       $27,834,145.03
Investment Income Earned
   during the period                     $84,343.32
Transfer from/(to) collections Acct    4,091,752.36
(Release) / Draw                     ($5,614,612.30)
Ending Reserve Acct Balance          $22,219,532.73

Total Outstanding Servicer Advances   $2,601,266.55

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(h)

Navistar Financial 2003 - A Owner Trust
For the Months of June 2003 to October 2003
Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
 The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the calendar months which are the fifth, fourth and third calendar months preceding the calendar month immediately preceding that Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third calendar months preceding the calendar month immediately preceding such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth calendar months preceding the calendar month immediately preceding that
 Distribution Date.

   The annualized loss (recovery) percentages reported at each Distribution Date are as follows:

          November   2002          N/A             May    2003          N/A
          December   2002          N/A            June    2003          N/A
           January   2003          N/A            July    2003          N/A
          February   2003          N/A          August    2003          N/A
             March   2003          N/A       September    2003          N/A
             April   2003          N/A         October    2003      0.2987%

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

   The three month rolling averages reported at each Distribution Date are as follows:

        November   2002          N/A             May    2003          N/A
        December   2002          N/A            June    2003          N/A
         January   2003          N/A            July    2003     0.15350%
        February   2003          N/A          August    2003     0.14032%
           March   2003          N/A       September    2003     0.13607%
           April   2003          N/A         October    2003     0.13696%

====================================================================================================================================

Schedule 13(h)

Navistar Financial 2003 - B Owner Trust
For the Month of October 2003
Fiscal Year 2003

Closing Date                                                   10/31/2003
Original Pool Amount                                      $354,999,927.08
Subsequent Closing Date
Subsequent Pool Amount

Beginning Pool Balance as of 10/31/03                     $354,999,927.08
Beginning Pool Factor as of 10/31/03                               1.0000

Principal and Interest Collections:
    Principal Collected (Including Servicer Advance Repay) $10,329,041.23
    Interest Collected                                      $2,024,758.75

Additional Deposits:
    Repurchase Amounts                                              $0.00
    Liquidation Proceeds / Recoveries                               $0.00
Total Additional Deposits                                           $0.00

Repos / Chargeoffs                                            $155,813.44
Aggregate Number of Notes Charged Off                                   5

Total Available Funds                                      $12,353,799.98

Ending Pool Balance as of 10/31/03                        $344,515,072.41
Ending Pool Factor as of 10/31/03                               0.9704652

Servicing Fee                                                  147,916.64

Repayment of Servicer Advances                                      $0.00

Memo Item - Reserve Account
    Opening Balance                                        $14,410,364.99
    Investment Income Earned during the Year                        $0.00
    Excess Servicing                                        $1,361,399.39
    Transfer from/(to) Collections Account                          $0.00
    Beginning Balance                                      $15,771,764.38

Reserve Account:
    Beginning Balance  (see Memo Item)                     $15,771,764.38
    Target Percentage                                               5.50%
    Target Balance                                         $18,948,328.98
    Minimum Balance                                         $7,099,998.54
    (Release) / Deposit                                             $0.00
    Ending Balance                                         $15,771,764.38

Delinquencies                                   Dollars             Notes
    Installments   1 - 30 days              $641,444.11               637
                  31 - 60 days               $84,679.88                89
                  60+  days                   $6,427.08                 7

    Total:                                  $732,551.07               637

    Balances:     60+  days                 $448,122.71                 7

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(h)

Navistar Financial 2003 - B Owner Trust
For the Month of October 2003
Fiscal Year 2003

                                                             NOTES
                                             TOTAL    CLASS A - 1     CLASS A - 2     CLASS A - 3    CLASS A - 4       CLASS B

Original Pool Amount               $550,000,000.00  $93,400,000.00  $163,500,000.00 $160,000,000.00 $111,100,000.00 $22,000,000.00
Distributions:
     Distribution Percentages                              100.00%            0.00%           0.00%           0.00%          0.00%
     Coupon                                               1.14063%            1.69%  1 month LIBOR +.20%      3.25%          3.79%

Beginning Pool Balance             $354,999,927.08
Ending Pool Balance                $344,515,072.41

Collected Principal                 $10,329,041.23
Collected Interest                   $2,024,758.75
Charge - Offs                          $155,813.44
Liquidation Proceeds / Recoveries            $0.00
Swap Payments to/
   (from)Trust                         ($72,044.04)
Servicing                              $147,916.64
Cash Transfer from Reserve Account           $0.00
Total Collections Avail for Debt Srv$12,296,616.35

Beginning Balance                  $550,000,000.00  $93,400,000.00  $163,500,000.00 $160,000,000.00 $111,100,000.00 $22,000,000.00

Interest Due                           $450,362.29      $50,308.12      $115,131.25      $99,733.33     $150,447.92     $34,741.67
Interest Paid                          $450,362.29      $50,308.12      $115,131.25      $99,733.33     $150,447.92     $34,741.67
Principal Due                       $10,484,854.67  $10,484,854.67            $0.00           $0.00           $0.00          $0.00
Principal Paid                      $10,484,854.67  $10,484,854.67            $0.00           $0.00           $0.00          $0.00

Ending Balance                     $539,515,145.33  $82,915,145.33  $163,500,000.00 $160,000,000.00 $111,100,000.00 $22,000,000.00
Note / Certificate Pool Factor                              0.8877           1.0000          1.0000          1.0000        1.00000
   (Ending Balance / Original Pool Amt)
Total Distributions                 $10,935,216.96  $10,535,162.79      $115,131.25      $99,733.33     $150,447.92     $34,741.67

Interest Shortfall                           $0.00           $0.00            $0.00           $0.00           $0.00          $0.00
Principal Shortfall                          $0.00           $0.00            $0.00           $0.00           $0.00          $0.00
     Total Shortfall                         $0.00           $0.00            $0.00           $0.00           $0.00          $0.00
     (required from Reserve)
Excess Servicing                     $1,361,399.39
     (see Memo Item - Reserve Acct)

Beginning Reserve Acct Balance      $15,771,764.38
Investment Income Earned during the period   $0.00
Transfer from/(to) collections Acct          $0.00
(Release) / Draw                             $0.00
Ending Reserve Acct Balance         $15,771,764.38

Total Outstanding Servicer Advances    $862,096.37

Note:  Ending principal balance includes the effect of the November distribution for the October period.

------------------------------------------------------------------------------------------------------------------------------------

Navistar Financial 2003 - B Owner Trust
For the Period 10/31/03 through 11/16/03

Pre-Funding Account:

      Beginning Balance 10/31/03                                                       $195,000,072.92
      Plus: Investment Earnings                                                                  $0.00
      Less:xx/xx/xx Transfer to Seller  (N/A)                                                    $0.00
      Less: Investment Earnings to Collection Account                                            $0.00
      Ending Balance 11/16/03                                                          $195,000,072.92

Negative Carry Account:

      Beginning Balance 10/31/03                                                         $1,337,058.37
      Plus: Investment Earnings                                                                  $0.00
      Less: 11/14/03 Negative Carry Amount to Collections Account                          $162,777.04
      Less: Investment Earnings Distributed to Seller                                            $0.00
                                                                                    ------------------------
      Subtotal                                                                           $1,174,281.33
      Less: Required Negative Carry Account Balance                                      $1,174,281.33
                                                                                    ------------------------
      Subtotal:  Excess, if any, over the Required Negative Carry Acct Balance                     N/A
      Less:  Excess released to Seller on 11/17/03                                               $0.00

      Ending  Account Balance 11/17/03                                                   $1,174,281.33
                                                                                    ========================

------------------------------------------------------------------------------------------------------------------------------------

Schedule 13(h)

Navistar Financial 2003 - B Owner Trust
For the Month of October 2003
Fiscal Year 2003

 At each Distribution Date, an annualized loss percentage is computed.  If the annualized percentage exceeds 1.5%, any monthly excess servicing is transferred to the reserve account to 10.0% of the ending receivable balance.  When the annualized loss percentage falls to or below 1.5%, the reserve account requirement returns to the greater of the specified target amount or the specified minimum balance.

 The annualized loss percentage is calculated as follows:
 The numerator of which is equal to the sum of the aggregate losses plus liquidation proceeds for each of the calendar months which are the fifth, fourth and third calendar months preceding the calendar month immediately preceding that Distribution Date, minus the sum of the liquidation proceeds for the monthly periods which are the first, second and third calendar months preceding the calendar month immediately preceding such Distribution Date, and the denominator of which is the sum of the remaining gross balances of all outstanding receivables as of the last day of each of the sixth, fifth and fourth calendar months preceding the calendar month immediately preceding that
 Distribution Date.

   The annualized loss (recovery) percentages reported at each Distribution
   Date are as follows:

         November    2002         N/A            May   2003          N/A
         December    2002         N/A           June   2003          N/A
          January    2003         N/A           July   2003          N/A
         February    2003         N/A         August   2003          N/A
            March    2003         N/A      September   2003          N/A
            April    2003         N/A        October   2003          N/A

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

   The three month rolling averages reported at each Distribution
   Date are as follows:

         November    2002         N/A            May   2003          N/A
         December    2002         N/A           June   2003          N/A
          January    2003         N/A           July   2003          N/A
         February    2003         N/A         August   2003          N/A
            March    2003         N/A      September   2003          N/A
            April    2003         N/A        October   2003          N/A

====================================================================================================================================