Form 10-K/A
period 2003-10-31
NAVISTAR FINANCIAL RETAIL RECEIVABLES CORPORATION
filed 2004-04-23
CIK 882590

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-K/A

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

Item 2.  Properties

Refer  to  schedule  13  of  each  Owner  Trust  for  information regarding the
Certificates.

Item 3.  Legal Proceedings

The  registrant  knows  of no  material  pending  legal  proceedings  involving either the Retail  Contracts  or the  Trustee,  or the  Seller or  Servicer  in
respect of the Trusts.

Item 4.  Submission of Matters to a Vote of Security Holders

No  matter  was  submitted  during  the  period of this report to a vote of the
Certificateholders.

                                PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

There  were 252  participants  holding  positions  in the  Certificates  issued by  the  Trusts as of the end of the reporting year.  Below  is  a breakdown of participants by Trust and Class:

DTC Participants List as of 10/31/03

Trust              Class        Number of Participants
2000-B             A4           11
2000-B             B            3
2001-A             A4           21
2001-A             B            7
2001-B             A3           9
2001-B             A4           14
2002-A             A3           24
2002-A             A4           21
2002-A             B            8
2002-B             A2           7
2002-B             A3A          9
2002-B             A3B          1
2002-B             A4           11
2002-B             B            3
2003-A             A2           10
2003-A             A3           15
2003-A             A4           21
2003-A             B            5
2003-B             A1           2
2003-B             A2           14
2003-B             A3           13
2003-B             A4           18
2003-B             B            5

TOTAL                           252

There is no principal market in which such certificates are traded.  The Trusts will  not  pay  dividends in  respect of the Certificates and, accordingly, the information  required  by  Item 201  of  Regulation  S-K regarding dividends is inapplicable to the Trust.

Item 6.  Selected Financial Data

None.

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

None.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

None.

Item 11.  Executive Compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Navistar Financial Corporation owns 100% of NFRRC's common stock.

Item 13.  Certain Relationships and Related Transactions

None.

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

By: /s/ PAUL MARTIN                                April 23, 2004
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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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

Memo: Servicer will allocate $18,000 of
      Servicing Fee as Administrative Fee

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
Total Collections Avail for Debt Srv$12,133,839.30

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